Form 10QSB/A
period 1999-12-31
EXPRESS INVESTMENTS ASSOCIATES INC
filed 2000-03-02
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB/A

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

                                            EXPRESS INVESTMENTS ASSOCIATES, INC.

Date: February 12, 2000                     By: /s/ Bob Hemmerling
                                                ------------------
                                                Bob Hemmerling, President

                                            By: /s/ Phil Morehouse
                                                ---------------------
                                                Phil Morehouse, Secretary