Form 10KSB40
period 2000-06-30
EXPRESS INVESTMENTS ASSOCIATES INC
filed 2000-09-27
CIK 1088212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number: 000-27543


                      Express Investments Associates, Inc.
                 (Name of small business issuer in its charter)

                NEVADA
    (State or other jurisdiction of                        98-0204680
     incorporation or organization)         (I.R.S. Employer Identification No.)

    Suite 104-1456 St. Paul Street
   Kelowna, British Columbia, CANADA                         V142E6
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number (250) 868-8177


Securities registered under Section 12(b) of the Exchange Act:
                                                      Name of each exchange
Title of each class                                   on which registered
                     None                                      N/A

Securities registered under Section 12(g) of the Exchange Act:


                                     COMMON
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.     -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                     PART I

Item 1. Description of Business.

     Express Investments Associates, Inc. (referred to as "us," "we" or "our"), was incorporated on July 25, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors has elected to commence implementation of our principal business purpose, described below under "Plan of Operation."

     The proposed business activities classifies us as a "blank check" company. The Securities and Exchange Commission defines these companies as "any development stage company that is issuing a penny stock (within the meaning of section 3 (a)(51) of the Securities Exchange Act of 1934) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully implemented our business plan. We intend to comply with the periodic reporting requirements of the Securities Exchange Act of 1934 for so long as it is subject to those requirements.

Lock-up Agreement

     Each of our shareholders has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of common stock until we have successfully consummated a merger or acquisition and we are no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in our securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with our legal counsel, Evers & Hendrickson, LLP, who will not release these respective certificates until they have confirmed that a merger or acquisition was successfully consummated. However, while management believes that the procedures established to preclude any sale of our securities prior to closing of a merger or acquisition will be sufficient, we cannot assure you that the procedures established will unequivocally limit any shareholder's ability to sell their respective securities before a closing.

Investment Company Act of 1940

     Although we will be subject to regulation under the Securities Act of 1933, as amended (the "`33 Act"), and the Securities Exchange Act of 1934, as amended (the "`34 Act"), management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "`40 Act"), since we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the `40 Act. If that occurs, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the `40 Act and, consequently, a violation of the Act could subject us to material adverse consequences.

Investment Advisors Act of 1940

     Under Section 202(a)(11) of the Investment Advisors Act of 1940, as amended, an "investment adviser" means any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities. We seek to locate a suitable merger of acquisition candidate, and we do not intend to engage in the business of advising others in investment matters for a fee or other type of consideration.

Dissenter's Rights

     In accordance with Nevada Revised Statutes ("NRS") ss. 78.3793, on the 10th day following the acquisition of a controlling interest by an acquiring person, if the control shares are accorded full voting rights pursuant to NRS ss.ss.
78.378 to 78.3793, inclusive, and the acquiring person has acquired a majority interest of the voting shares, any stockholder of record, other than the acquiring person, who has not voted in favor of authorizing voting rights for the control shares is entitled to demand payment for the fair value of his shares by making a written demand.

Forward Looking Statements

     Because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in the following discussion and elsewhere in this registration statement and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward looking statements. Readers should also understand that under Section 27A(b)(2)(D) of the `33 Act, and Section 21E(b)(2)(D) of the `34 Act, the "safe harbor" provisions of the PSLRA do not apply to statements made in connection with our offering.

Item 2. Description of Property.

     We have no properties and at this time have no agreements to acquire any properties.

     We operate from our offices at Suite 104, 1456 St. Paul St., Kelowna, British Columbia, Canada. Space is provided to the Company on a rent free basis by Mr. Hemmerling, an officer and director of the Company, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

     The Company is not involved in my legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     There is no trading market for our common stock at present and there has been no trading market to date. Management has not undertaken any discussions with any prospective market maker concerning the participation in the aftermarket for the Company's securities and management does not intend to initiate any discussions until we have consummated a merger or acquisition. We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

Market Price

     Our common stock is not quoted at the present time. The Securities and Exchange Commission has adopted a Rule that established the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow our securities to be traded without the aforesaid limitations. However, we cannot predict whether, upon a successful merger or acquisition, we will qualify our securities for listing on Nasdaq or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. Failure to qualify our securities or to meet the relevant maintenance criteria after qualification in the future may result in the discontinuance of the inclusion of our securities on a national exchange. However, trading, if any, in our securities may then continue in the non-Nasdaq over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Item 6. Plan of Operation.

     We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. As soon as this registration statement becomes effective under Section 12 of the `34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this registration statement.

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

     We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSBs, 10-Q's or 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

     As part of the "due diligence" investigation, our officers and directors will meet personally with management and key pe rsonnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of our limited financial resources and management expertise. How we will participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the parties, the management of the target company and our relative negotiation strength.

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

     As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the `34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable) and quarterly reports on Form 10-Q (or 10-QSB, as applicable). If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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

Item 7. Financial Statements.


                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements




                      EXPRESS INVESTMENTS ASSOCIATES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                      With

                          INDEPENDENT AUDITORS' REPORT

                                  June 30, 2000
















                           Cordovano and Harvey, P.C.

                          Certified Public Accountants

                                Denver, Colorado

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


To the Board of Directors and Shareholders
Express Investments Associates, Inc.

                          Independent Auditors' Report

We have audited the balance sheet of Express Investments Associates, Inc. (a development stage company) as of June 30, 2000 and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Express Investments Associates, Inc. as of June 30, 2000, and the related statements of operations and cash flows for the year ended June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a substantial dependence on the success of its development stage activities, significant losses since inception, lack of liquidity, and a working capital deficiency at June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note
A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Harvey, P.C
Denver, Colorado
July 17, 2000

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


                          Independent Auditors' Report


We have audited the balance sheet of Express Investments Associates, Inc. (a development stage company) as of June 30, 1999 (not separately included herein) and the related statements of income, shareholders' deficit, and cash flows for the fiscal year ended June 30, 1999 and period July 25, 1997 (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Express Investments Associates, Inc. at June 30, 1999, and the results of its operations and cash flows for the fiscal years ended June 30, 1999 and the period July 25, 1997 (inception) through June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 (not separately included herein), the Company is in the development stage and has no operations as of June 30, 1999. The deficiency in working capital as of June 30, 1999 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5 (not separately included herein). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Kish, Leake, and Associates, P.C.
Certified Public Accountants
Englewood, Colorado
August 27, 1999

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                          Page
                                                                          ----

Independent auditors' reports..............................................F-2

Balance sheet at June 30, 2000.............................................F-4

Statements of operations for the years ended
  June 30, 2000 and 1999 and for the period from
  July 25, 1997 (inception) through June 30, 2000 (unaudited)..............F-5

Statement of shareholders' equity (deficit), from
  July 25, 1997 (inception) through June 30, 2000..........................F-6

Statements of cash flows for the years ended
  June 30, 2000 and 1999 and for the period from
  July 25, 1997 (inception) through June 30, 2000 (unaudited)..............F-7

Notes to financial statements..............................................F-8

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET


                                 June 30, 2000

                                     ASSETS

                                                     TOTAL ASSETS $           -
                                                                  =============

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
  Accounts payable and accrued liabilities....................... $       9,565
                                                                  -------------
                                                TOTAL LIABILITIES         9,565
                                                                  -------------

SHAREHOLDERS'  (DEFICIT)
  Common stock, $.0001 par value, 100,000,000 shares
    authorized, 1,000,000 shares issued and outstanding  ........           100
  Additional paid-in capital.....................................        23,397
  Deficit accumulated during the development stage...............       (33,062)
                                                                  -------------
                                    TOTAL SHAREHOLDERS' (DEFICIT)        (9,565)
                                                                  -------------
                                                                  $          -
                                                                  =============



                 See accompanying notes to financial statements

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                       July 25,
                                                                         1997
                                                Year Ended           (inception)
                                         -------------------------     Through
                                          June 30,      June 30,       June 30,
                                            2000          1999           2000
                                         -----------   -----------    ----------
                                                                     (unaudited)
COSTS AND EXPENSES
  Legal fees............................ $   21,942    $        -     $  21,942
  Accounting fees.......................      2,233         1,623         3,856
  Licenses and fees.....................        256           200           456
  Printing costs........................      6,708             -         6,708
  Stock-based compensation for
    organizational costs (Note B).......          -             -           100
                                         ----------    ----------     ---------
                    LOSS FROM OPERATIONS    (31,139)       (1,823)      (33,062)
                                         ----------    ----------     ---------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
  Current tax benefit...................      5,928           347         6,294
  Deferred tax expense..................     (5,928)         (347)       (6,294)
                                         ----------    ----------     ---------

                                NET LOSS $  (31,139)     $ (1,823)    $ (33,062)
                                         ==========    ==========     =========

  BASIC AND DILUTED
    LOSS PER COMMON SHARE............... $    ($.03)   $        *
                                         ==========    ==========

  BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING...........  1,000,000     1,000,000
                                         ==========    ==========


*  Less than .01 per share




                 See accompanying notes to financial statements

                                              EXPRESS INVESTMENTS ASSOCIATES, INC.
                                                  (A Development Stage Company)

                                           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                         July 25, 1997 (inception) through June 30, 2000



                                                                                                        Deficit
                                                                                                      Accumulated
                                              Preferred Stock         Common Stock       Additional     During
                                            -------------------   ---------------------   Paid-In     Development
                                             Shares     Amount      Shares      Amount    Capital        Stage         Total
                                            --------   --------   ----------   --------  ----------   -----------   ----------
Beginning balance, July 25, 1997 ..........        -   $      -            -   $      -  $        -   $        -    $        -

Common stock issued in exchange
    for organization costs ................        -          -    1,000,000        100           -            -           100

Net loss for year ended June 30, 1998 .....        -          -            -          -           -         (100)         (100)
                                            --------   --------   ----------   --------  ----------   -----------   -----------
               BALANCE, JUNE 30, 1998              -          -    1,000,000        100           -         (100)            -

Third party expenses paid by an
  affiliate on behalf of the Company ......        -          -            -          -         200            -           200

Net loss for year ended June 30, 1999 .....        -          -            -          -           -       (1,823)       (1,823)
                                            --------   --------   ----------   --------  ----------   -----------   -----------
               BALANCE, JUNE 30, 1999              -          -            -        100         200       (1,923)       (1,623)

Third party expenses paid by an
  affiliate on behalf of the Company ......        -          -            -          -      23,197            -        23,197

Net loss for year ended June 30, 2000 .....        -          -            -          -           -      (31,139)      (31,139)
                                            --------   --------   ----------   --------  ----------   -----------   -----------
               BALANCE, JUNE 30, 2000              -   $      -            -   $    100  $   23,397   $  (33,062)   $   (9,565)
                                            ========   ========   ==========   ========  ==========   ===========   ===========




                                        See accompanying notes to financial statements


                                                              F-6

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                       July 25,
                                                                         1997
                                                    Year Ended       (inception)
                                               --------------------    Through
                                                June 30,   June 30,    June 30,
                                                  2000       1999        2000
                                               ---------   --------   ---------
                                                                     (unaudited)
OPERATING ACTIVITIES
Net loss ..................................... $(31,139)   $(1,823)   $(33,062)

Non-cash transactions:
  Stock-based compensation for
  organizational costs (Note B) ..............        -          -         100
Third party expenses paid by affiliate
  on behalf of the company, recorded
  as additional-paid-in capital ..............   23,197        200      23,397
Changes in operating assets and liabilities:
  Accounts payable and accrued liabilities ...    7,942      1,623       9,565
                                               --------    -------    --------

                        NET CASH (USED IN)
                        OPERATING ACTIVITIES   $      -    $     -    $      -
                                               --------    -------    --------

                        NET CASH PROVIDED BY
                        FINANCING ACTIVITIES          -          -           -
                                               --------    -------    --------

                        NET CHANGE IN CASH            -          -           -
Cash, beginning of period ....................        -          -           -
                                               --------    -------    --------
                          CASH, END OF PERIOD  $      -    $     -    $      -
                                               ========    =======    ========


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest ................................... $      -    $     -    $      -
                                               ========    =======    ========
  Income taxes ............................... $      -    $     -    $      -
                                               ========    =======    ========


Non-cash financing activities:
  1,000,000 shares common stock
    issued for services ...................... $      -    $     -    $    100
                                               ========    =======    ========




                 See accompanying notes to financial statements

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note A: Organization and summary of significant accounting policies

Organization

Express Investments Associates, Inc. (the "Company") was incorporated under the laws of Nevada on July 25, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7.

The Company has been in the development stage since inception and has no operations to date.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with no revenue as of June 30, 2000 and has incurred losses of $(31,139), $(1,823) and $(33,062)
for the years ended June 30, 2000 and 1999 and for the period July 25, 1997 (inception) through June 30, 2000, respectively. The Company has no operating history or revenue, no assets, and continuing losses which the Company expects will continue for the foreseeable future. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. An affiliate of the Company plans to continue advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's continuation as a going concern is dependent upon continuing capital advances from an affiliate and commencing operations or locating and consummating a business combination with an operating company. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can commence operations or identify such a target company and consummate such a business combination. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies

Cash equivalents

The Company's financial instruments consist of accounts payable and accrued liabilities. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note A: Organization and summary of significant accounting policies, continued

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.
Loss per common share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") which requires the disclosure of basic and diluted earnings per share. Basic earnings per share is calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The Company has a simple capital structure and no outstanding options at June 30, 2000. Therefore, dilutive earnings per share are not applicable and accordingly have not been presented

Fiscal year

The Company operates on a fiscal year ending on June 30.

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note A: Organization and summary of significant accounting policies, continued

Stock based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. For stock issued to officers the fair value approximates the intrinsic value. Therefore, no pro forma disclosures are presented.

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based in available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Note B: Related party transactions

The Company maintains a mailing address at an affiliate's address. This address is Suite 104, 1456 St. Paul Street, Kelowna, B.C., Canada, V1Y 2E6. At this time the Company has no need for an office.

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

The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate. Since inception the Company has incurred $33,062 in expenses of which $23,397 were paid by an affiliate. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional-paid-in capital.

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the period from July 25, 1997 (inception) through June 30, 2000 is as follows:

                                                               July 25, 1997
                                     Year Ended   Year Ended    (inception)
                                      June 30,     June 30,       Through
                                        2000         1999      June 30, 2000
                                     ----------   ----------   -------------
U S  statutory federal rate ........    15.00%       15.00%         15.00%
State income tax rate, net
  of federal benefit ..............      4.04%        4.04%          4.04%
Net operating loss (NOL)
  for which no tax benefit
  is currently available ...........   -19.04%      -19.04%        -19.04%
                                     ----------   ----------   -------------

                                         0.00%        0.00%          0.00%
                                     ==========   ==========   =============


The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2000 and 1999 was $5,581 and $328, respectively. The change in the valuation allowance for the period from July 25, 1997 (inception) through June 30, 2000 was $6,294. NOL carryforwards at June 30, 2000 will begin to expire in 2012. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note D: Shareholders' equity

Common Stock

The Company initially authorized 25,000 shares of $1.00 par value common stock. On July 25, 1997 the Board of Directors approved an increase in authorized shares to 100,000,000 and changed the par value to $.0001. On July 25, 1997 the Company issued 1,000,000 shares of common stock for services valued at $.0001 per share. The shares were valued nominally at $100 as there was no market price for the Company's common stock as of the date of issuance.

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     In January, 2000, we appointed Cordovano & Harvey, P.C. to replace Kish, Leake & Associates, P.C. as our principal accountants. The report of Kish, Leake & Associates, P.C. on our financial statements did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. We had no disagreements with them on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. We did not consult with Cordovano & Harvey, P.C. on any accounting or financial reporting matters in the periods prior to their appointment. The change in accountants was approved by the Board of Directors. We filed a Form 8-K with the Commission (File No. 000-27543) on January 24, 2000.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name                          Age            Position
----                          ---            --------

Robert Hemmerling             39             President, Chairman
Phil Morehouse                39             Secretary, Treasurer, Director

     The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Our officers serve at the will of the Board of Directors. There are no family relationships between any executive officer and director.

Resumes

     Robert Hemmerling, President and chairman, was appointed to his positions on July 25, 1997. In addition to his positions with us, since September 1996, Mr. Hemmerling has been employed with Strathmore Resources, Ltd., Kelowna, British Columbia in the investor relations department. Strathmore Resources is engaged in the business of acquiring and developing uranium properties. Prior, from January 1996 through August 1996, Mr. Hemmerling was unemployed. From January 1992 through December 1995, Mr. Hemmerling was an electrician with Concord Electric, Kelowna, British Columbia. He devotes his time as necessary to our business, which time is expected to be nominal.

     Phil Morehouse, Secretary, Treasurer and a director, was appointed to his positions on July 25, 1997. He is currently the President and a managing partner of Epicenter Resources, Inc. - a private corporation specializing in human resource development and training since 1991. From 1985 to 1991 he held a management position with the British Columbia government. Mr. Morehouse received a Bachelor of Arts degree from Trinity Western University of Langley, British Columbia in 1985, and a Master of Business Administration from City University of Seattle in 1990. He devotes his time as necessary to our business, which time is expected to be nominal.

Item 10. Executive Compensation.

     None of our officers and/or directors have received any compensation for their respective services rendered unto us. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

     It is possible that, after we successfully consummate a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with us and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board to affirmatively approve the transaction. The transaction would then be presented to our shareholders for approval.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to us. In the event we consummate a transaction with any entity referred by associates of management, it is possible that the associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by us as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if compensation is in the form of cash, payment will be tendered by the acquisition or merger candidate, because we have insufficient cash available. The amount of any finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions, which range up to ten (10%) percent of the transaction price. No member of management will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement our business plan.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of our securities, as well as the securities beneficially owned by all our directors and officers. Unless specifically indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                       Name and            Amount and
                      Address of           Nature of
                      Beneficial           Beneficial          Percent of
Title of Class          Owner                Owner               Class
--------------        ----------           ----------          ----------

 Common            Bob Hemmerling            304,000             30.4%
                   Suite 104
                   1456 St. Paul St.
                   Kelowna, B.C.
                   Canada V1Y 2E6

 Common            Phil Morehouse            304,000             30.4%
                   Suite 104
                   1456 St. Paul St.
                   Kelowna, B.C.,
                   Canada V1Y 2E6
 Common            All Officers and          608,000             60.8%
                   Directors as a
                   Group (2 persons)

     The balance of our outstanding common stock is held by 8 persons.

Item 12. Certain Relationships and Related Transactions.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K.

                                    Exhibits

3.1*     Amendment to Articles of Incorporation

3.2*     Bylaws

3.3*     Specimen Informational Statement

4.1.1*   Form of Lock-up Agreement Executed by the Company's Shareholders

27.1     Financial Data Schedule

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, file no. 000-27543, dated October 4, 1999, and incorporated herein by this reference.

Reports on Form 8-K

None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express Investment Associates, Inc.





By      /s/ Bob Hemmerling
   --------------------------------------
     Bob Hemmerling, President


Date:  September 25, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Bob Hemmerling
   --------------------------------------
     Bob Hemmerling, President


Date:  September 25, 2000



By      /s/ Phil Morehouse
   --------------------------------------
     Phil Morehouse, Secretarial Director


Date:  September 25, 2000