Form 10QSB
period 2000-09-30
EXPRESS INVESTMENTS ASSOCIATES INC
filed 2000-11-14
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2000

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from.................to..................
     Commission file number 000-27543


                      Express Investments Associates, Inc.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


              Nevada                                   98-0204680
  -------------------------------           ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   Incorporation or organization)


   Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
   --------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (250) 868-8177
                           ---------------------------
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

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2000:
                  1,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---

This document consists of 13 pages, excluding exhibits. The Exhibit Index is on page 12.

                      EXPRESS INVESTMENTS ASSOCIATES, INC.






Item 1.  Financial Statements................................................ 3

Item 2.  Plan of Operation................................................... 8



Item 6.  Exhibits and Reports on Form 8-K....................................12

         Signatures..........................................................13

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                          Index to Financial Statements

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements*
                                                                            Page
                                                                            ----

Condensed balance sheet, September 30, 2000 (unaudited).......................4
Condensed statements of operations for the
  three months ended September 30, 2000 and
  1999, and from July 25, 1997 (inception)
  through September 30, 2000 (unaudited)......................................5
Condensed statements of cash flows for
  the three months ended September 30, 2000
  and 1999, and from July 25, 1997 (inception)
  through September 30, 2000 (unaudited)......................................6
Notes to condensed financial statements.......................................7




* The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report

Part I.  Item 1. Financial Information
-------          ---------------------

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2000

Assets

                                              Total assets             $      -
                                                                       ========

Liabilities and Shareholder's Deficit
Liabilities:
      Accounts payable and accrued liabilities                         $ 11,759
                                                                       --------
                                         Total liabilities               11,759
                                                                       --------

Shareholder's deficit:
      Common stock, $.0001 par value, 100,000,000 shares
         authorized, 500,000 shares issued and outstanding
         (See Note B)                                                       100
      Additional paid-in capital                                         23,397
      Deficit accumulated during the development stage                  (35,256)
                                                                       --------
                               Total shareholder's deficit              (11,759)
                                                                       --------

               Total liabilities and shareholder's deficit             $      -
                                                                       ========




           See accompanying notes to condensed financial statements.

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     July 25,
                                                                       1997
                                           Three Months Ended       (inception)
                                              September 30,           Through
                                         ----------------------    September 30,
                                            2000         1999          2000
                                         ---------    ---------    -------------
Costs and expenses:
  Legal fees                             $   2,194    $   1,042     $  24,136
  Accounting fees                                -        1,623         3,856
  Printing                                       -            -         6,708
  Licenses and fees                              -            -           456
  Stock-based compensation for
    organizational costs (Note B)                -            -           100
                                         ---------    ---------     ---------
                  Loss from operations      (2,194)      (2,665)      (35,256)
                                         ---------    ---------     ---------

Income tax benefit (expense) (Note C):
     Current tax benefit                       418          507         6,713
     Deferred tax expense                     (418)        (507)       (6,713)
                                         ---------    ---------     ---------

                              NET LOSS   $  (2,194)   $  (2,665)    $ (35,256)
                                         ---------    ---------     ---------


Basic and diluted loss per common
  share                                  $       *    $       *     $   (0.04)
                                         ---------    ---------     ---------
Basic and diluted weighted average
  common shares outstanding              1,000,000    1,000,000     1,000,000
                                         ---------    ---------     ---------


*    Less than .01 per share




           See accompanying notes to condensed financial statements.

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     July 25,
                                                                       1997
                                             Three Months Ended     (inception)
                                                September 30,         Through
                                             ------------------    September 30,
                                               2000       1999         2000
                                             -------    -------    -------------

Net cash used in operating activities        $     -    $     -      $(23,397)
                                             -------    -------      --------

Cash flows from financing activities:
  Third party expenses paid by affiliate
    on behalf of the company, recorded
    as additional-paid-in capital                  -          -        23,397
                                             -------    -------      --------
Net cash provided by financing activities          -          -        23,397
                                             -------    -------      --------

                       Net change in cash          -          -             -

Cash, beginning of period                          -          -             -
                                             -------    -------      --------

                      Cash, end of period    $     -    $     -      $      -
                                             =======    =======      ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                   $     -    $     -      $      -
                                             =======    =======      ========
  Income taxes                               $     -    $     -      $      -
                                             =======    =======      ========

Non-cash financing transactions:
      500,000 shares common stock
         issued for services                 $     -    $     -      $     50
                                             =======    =======      ========




           See accompanying notes to condensed financial statements.

                      EXPRESS INVESTMENTS ASSOCIATES, INC.

                          (A Development Stage Company)


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 2000 as filed in its form 10-KSB on September 27, 2000 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 25, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

NOTE B: RELATED PARTY TRANSACTIONS

The Company has issued an officer 500,000 shares of common stock in exchange for services related to management and organization costs of $50. The officer will provide administrative and marketing services as needed. The officer may, from time to time, advance to the Company any additional funds that the Company needs for costs in connection with searching for or completing an acquisition or merger.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended September 30, 2000, the Company incurred legal expenses of $2,194. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, the payments made on behalf of the Company are classified as additional paid-in capital.

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

General Business Plan

     Our purpose is to seek, investigate and, if investigation warrants, acquire an interest in business opportunities presented to it by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See the financial statements at page 3. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

     We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSBs or 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                           PART II - OTHER INFORMATION


     3.1*     Articles of Incorporation
     3.2*     Amendment to Articles of Incorporation
     3.3*     Bylaws
     4.1*     Specimen Informational Statement
     4.1.1*   Form of Lock-up Agreement Executed by the
              Company's Shareholders
     27.1**   Financial Data Schedule

* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated October 4, 1999, and incorporated herein by this reference.

** Filed as part of the Company's Annual Report on Form 10-KSB, dated September 27, 2000, and incorporated herein by reference.

Reports on Form 8-K

     None

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EXPRESS INVESTMENTS ASSOCIATES, INC.
Date: November 9, 2000

                                            By: /s/  Bob Hemmerling
                                            ------------------------------------
                                                Bob Hemmerling, President

                                            By: /s/  Phil Morehouse
                                            ------------------------------------
                                                Phil Morehouse, Secretary