Form 10QSB
period 2000-12-31
EXPRESS INVESTMENTS ASSOCIATES INC
filed 2001-02-14
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from...........to...........
         Commission file number 000-27543

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
              (Exact name of small business issuer in its charter)


Nevada                                                                98-0204680
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
Incorporation or organization)                               Identification No.)

   Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2000:

                  1,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X
                                                         ---

            This document consists of 15 pages, excluding exhibits.
                        The Exhibit Index is on page 14.

                      EXPRESS INVESTMENTS ASSOCIATES, INC.




Item 1.  Financial Statements................................................3

Item 2.  Plan of Operation...................................................8

Item 6.  Exhibits and Reports on Form 8-K...................................14

Signatures..................................................................15

                               EXPRESS INVESTMENTS ASSOCIATES, INC.
                                  (A Development Stage Company)

                                  Index to Financial Statements

PART I - FINANCIAL INOFRMATION

     Item 1. Financial Statements*
                                                                           Page

Condensed balance sheet,
 December 31, 2000 (unaudited)..............................................4

Condensed statements of operations for the three months
 ended December 31, 2000 and 1999, for the six months
 ended December 31, 2000 and 1999, and from July 25,
 1997 (inception) through December 31, 2000 (unaudited).....................5

Condensed statements of cash flows for the six months
 ended December 31, 2000 and 1999, and from July 25,
 1997 (inception) through December 31, 2000 (unaudited).....................6

Notes to condensed financial statements.....................................7


*The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report

Part I. Item 1. Financial Information

                      EXPRESS INVESTMENTS ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                December 31, 2000

Assets

                                         Total assets       $          -
                                                             ===========

Liabilities and Shareholder's Deficit
Liabilities:
      Accounts payable and accrued liabilities .............$      2,967
                                                            ------------
                                         Total liabilities         2,967
                                                            ------------

Shareholder's deficit:
      Common stock, $.0001 par value,
        100,000,000 shares authorized,
        1,000,000 shares issued and
        outstanding (See Note B) ...........................         100
      Additional paid-in capital ...........................      36,861
      Deficit accumulated during the development stage......     (39,928)
                                                            ------------
                               Total shareholder's deficit        (2,967)
                                                            ------------

               Total liabilities and shareholder's deficit  $          -
                                                            ============




            See accompanying notes to condensed financial statements

                                       EXPRESS INVESTMENTS ASSOCIATES, INC.
                                          (A Development Stage Company)

                                        CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                                                                                         July 25, 1997
                                                                                                          (inception)
                                             Three Months Ended               Six Months Ended              Through
                                                 December 31,                    December 31,             December 31,
                                        ------------------------------  --------------------------------
                                             2000           1999             2000             1999            2000
                                        --------------- --------------  ---------------  ---------------  --------------
Costs and expenses:
    Legal fees..........................  $     6,626    $     2,502      $     6,740      $    3,544       $   28,682
    Accounting fees ....................          250            483              500           2,106            4,356
    Printing............................            8              -                8               -            6,716
    Licenses and fees...................            -              -                -               -              456
    Stock-based compensation for
         organizational costs (Note B)..            -              -                -               -              100
                                          -----------    -----------      -----------      ----------       ----------
                   Loss from operations        (6,884)        (2,985)          (7,248)         (5,650)         (40,310)
                                          -----------    -----------      -----------      ----------       ----------

Income tax benefit (expense) (Note C):
    Current tax benefit.................        1,311            568            1,380           1,076            7,675
    Deferred tax expense................       (1,311)          (568)          (1,380)         (1,076)          (7,675)
                                          -----------    -----------      -----------      ----------       ----------

                               NET LOSS   $    (6,884)   $    (2,985)     $    (7,248)     $   (5,650)       $ (40,310)
                                          ===========    ===========      ===========      ==========       ==========

Basic and diluted loss per common share.  $     ($.01)   $        *       $     (0.01)     $    (0.01)      $    (0.04)
                                          ===========    ===========      ===========      ==========       ==========

Basic and diluted weighted average
    common shares outstanding..........     1,000,000      1,000,000        1,000,000       1,000,000        1,000,000
                                          ===========    ===========      ===========      ==========       ==========


  *  Less than .01 per share



            See accompanying notes to condensed financial statements

                        EXPRESS INVESTMENTS ASSOCIATES, INC.
                            (A Development Stage Company)

                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                                                                         July 25, 1997
                                                                    Six Months Ended                      (inception)
                                                                      September 30,                         Through
                                                       --------------------------------------------       September 30,
                                                               2000                   1999                    2000
                                                       ---------------------- ---------------------   -------------------

Net cash used in operating activities .................    $          -           $          -           $      (36,861)
                                                            ------------          -------------           --------------
Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital....................               -                      -                   36,861
                                                            ------------          -------------           --------------
Net cash provided by financing activities .............               -                      -                   36,861
                                                            ------------          -------------           --------------

                                    Net change in cash                -                      -                        -
Cash, beginning of period .............................               -                      -                        -
                                                            ------------          -------------           --------------

                                   Cash, end of period     $          -          $           -           $            -
                                                            ============          =============           ==============

Supplemental disclosure of cash
 flow information:
Cash paid during the period for:
      Interest ........................................    $          -          $           -           $            -
                                                            ============          =============           ==============
      Income taxes ....................................    $          -          $           -           $            -
                                                            ============          =============           ==============

Non-cash financing transactions:
      1,000,000 shares common stock
         issued for services ..........................    $          -          $           -           $          100
                                                            ============          =============           ==============



            See accompanying notes to condensed financial statements

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended December 31, 2000, the Company incurred legal expenses of $6,626, accounting fees of $250 and printing costs of $8. For the six months ended December 31, 2000, the Company incurred legal expenses of $6,740, accounting fees of $500 and printing costs of $8. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, the payments made on behalf of the Company are classified as additional paid-in capital.

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

SB-2 Filing

         On March 21, 2000, we filed a Form SB-2 (File No. 333-32866) for the purpose of raising $200,000. The funds will be use to implement our business plan as described above, and to make the company a more attractive merger candidate by having cash available for use by the potential target company. The offering will be conducted under Rule 419.

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

         As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the `34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB and quarterly reports on Form 10-QSB. If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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

                                           EXPRESS INVESTMENTS ASSOCIATES, INC.


Date: February 13, 2001                    By: /s/ Bob Hemmerling
                                               -------------------------------
                                               Bob Hemmerling, President


                                           By: /s/ Phil Morehouse
                                               -------------------------------
                                               Phil Morehouse, Secretary