Form 10QSB
period 2001-03-31
TEDA TECHNOLOGIES INTERNATIONAL INC
filed 2001-09-19
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

[_]  Transition  report pursuant section 13 or 15(d) of the Securities  Exchange
     Act of 1934 for the transition period from...........to...........

                        Commission file number 000-27543


                      Teda Technologies International Inc.
              (Exact name of small business issuer in its charter)


              Nevada                                           98-0204680
(State or other jurisdiction of                              (IRS Employer
 Incorporation or organization)                            Identification No.)

   Unit #10, 8980 Fraserwood Court, Burnaby, British Columbia, Canada, V5J 5H7
                    (Address of principal executive offices)

                                 (604) 438-3598
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No
                                                             ---      ---

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2001:

                  1,000,000 Shares of Common Stock (One Class)

           Transitional Small Business Disclosure Format: Yes     No X
                                                             ---    ---

                                Table of Contents

-------------------------------------------------------------------------------

                                      10QSB


PART I ....................................................................   4
Item 1 ....................................................................   4
Balance Sheet .............................................................   5
Income Statement ..........................................................   6
Cash Flow Statement .......................................................   7
Item 2 ....................................................................   10
PART II ...................................................................   15
Item 6 ....................................................................   15

                      TEDA TECHNOLOGIES INTERNATIONAL INC.
                 (formerly Express Investments Associates, Inc.)
                          (A Development Stage Company)

                          Index to Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Condensed balance sheet, March 31, 2001 (unaudited).......................  5

Condensed statements of operations for the three months ended
 March 31, 2001 and  2000, for the nine months ended
 March 31, 2001  and 2000, and from July 25,  1997 (inception)
 through March 31, 2001 (unaudited).......................................  6

Condensed  statements of cash flows for the nine months ended
 March 31, 2001 and  2000, and from July 25,
 1997 (inception) through March 31, 2001 (unaudited)......................  7

Notes to condensed financial statements...................................  8-9

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                 (formerly Express Investments Associates, Inc.)
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2001


                                                  Total Assets     $          -
                                                                   ============

Liabilities and Shareholder's Deficit
Liabilities:
         Accounts payable and accrued liabilities................  $      4,743
                                                                   ------------
                                             Total Liabilities            4,743
                                                                   ------------

Shareholder's Deficit:
         Common Stock (Note B)...................................           100
         Additional paid-in capital..............................        36,926
         Deficit accumulated during the development stage........       (41,769)
                                                                   ------------
                                   Total shareholder's deficit           (4,743)
                                                                   ------------

                   Total liabilities and shareholder's deficit     $          -
                                                                   ============



















            See accompanying notes to condensed financial statements

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                 (formerly Express Investments Associates, Inc.)
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                      July 25, 1997
                                                                                                       (inception)
                                               Three Months Ended             Nine Months Ended          Through
                                                    March 31,                     March 31,              March 31,
                                               2001           2000           2001           2000           2001
                                           -----------    -----------    -----------    -----------    -----------
Costs and expenses:
  Legal Fees ...........................   $     1,227    $    13,341    $     7,967    $    16,885    $    29,909
  Accounting fees ......................           250            250            750          2,106          4,606
  Printing .............................          --            5,043              8          5,043          6,716
  Licenses and fees ....................          --               56           --               56            456
  Stock-based compensation for
     organizational costs (Note B) .....          --             --             --             --              100
                                           -----------    -----------    -----------    -----------    -----------

                    Loss from Operations        (1,477)       (18,690)        (8,725)       (24,090)       (41,787)
                                           -----------    -----------    -----------    -----------    -----------

Provision for income taxes (Note C) ....          --             --             --             --             --
                                           -----------    -----------    -----------    -----------    -----------

                    Net loss ...........   $    (1,477)   $   (18,690)   $    (8,725)   $   (24,090)   $   (41,787)
                                           ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per common share    $         *    $     (0.02)   $         *    $     (0.02)   $     (0.04)
                                           ===========    ===========    ===========    ===========    ===========

Basic and diluted weighted average
     common shares outstanding .........     1,000,000      1,000,000      1,000,000      1,000,000      1,000,000
                                           ===========    ===========    ===========    ===========    ===========


*  Less than .01 per share


            See accompanying notes to condensed financial statements

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                 (formerly Express Investments Associates, Inc.)
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                                      July 25, 1997
                                                                                       (inception)
                                                               Nine Months Ended         Through
                                                                    March 31,            March 31,
                                                               2001          2000          2001
                                                             --------      --------      --------
Net cash used in operating activities ....................   $    (65)     $(18,852)     $(36,926)
                                                             --------      --------      --------

Cash flows from financing activities:
   Third party expenses paid by affiliate on
     behalf of the company, recorded as
     additional-paid-in capital ..........................         65        18,852        36,926
                                                             --------      --------      --------
Net cash provided by financing activities ................         65        18,852        36,926
                                                             --------      --------      --------

                  Net change in cash .....................       --            --            --
Cash, beginning of period ................................       --            --            --
                                                             --------      --------      --------
Cash, end of period ......................................   $   --        $   --        $   --
                                                             ========      ========      ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ............................................   $   --            --        $   --
                                                             ========      ========      ========
     Income taxes...........................$ ............       --            --        $   --
                                                             ========      ========      ========

Non-cash financing transactions:
   1,000,000 shares common stock
     issued for services .................................   $   --            --        $    100















            See accompanying notes to condensed financial statements

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                 (formerly Express Investments Associates, Inc.)
                          (A Development Stage Company)

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

NOTE B: RELATED PARTY TRANSACTIONS

Through March 31, 2001, the Company did not maintain a checking account. All expenses incurred by the Company through March 31, 2001 were paid by an affiliate. For the three months ended March 31, 2001, the Company incurred legal expenses of $1,227 and accounting fees of $250. For the nine months ended March 31, 2001, the Company incurred legal expenses of $7,967, accounting fees of $750 and printing costs of $8. The affiliate does not expect to be repaid for the expenses it paid on behalf of the Company. Accordingly, the payments made on behalf of the Company have been classified as additional paid-in capital.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                 (formerly Express Investments Associates, Inc.)
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D: CHANGE IN CONTROL

Effective February 6, 2001, 1,000,000 shares (100 percent) of the Company's issued and outstanding common stock was sold, resulting in a change in control of the Company. The Company's business purpose will be to continue to locate a merger or acquisition candidate that seeks to become a reporting company under the Securities Exchange Act of 1934.

On November 21, 2000, the Company changed its name to TEDA Technologies International, Inc. The name change was filed by the Nevada Secretary of State on November 22, 2000.

ITEM 2.  PLAN OF OPERATION

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

While any disclosure must include audited financial statements of the target entity, we cannot assure you that such audited financial statements will be available. As part of the negotiation process, the Board of Directors does intend to obtain certain assurances of value, including statements of assets and liabilities, material contracts, accounts receivable statements, or other indication of the target entity's condition prior to consummating a transaction.

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

We have not, and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management of the Company. Management currently holds 90.0% of our stock. As a result, management is in a position to elect a majority of the directors and to control our affairs.

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

o    name identification; and

o    other relevant factors.

Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors. We will not acquire or merge with any company that cannot provide audited financial statements on an ongoing basis after closing of the proposed transaction.

Our management, while not especially experienced in matters relating to the prospective new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We do not anticipate that any outside consultants or advisors, except for our legal counsel and accountants, will be utilized by us to accomplish our business purposes. However, if we do retain an outside consultant or advisor, any cash fee will be paid by the prospective merger/acquisition candidate, as we have no cash assets. We have no contracts or agreements with any outside consultants and none are contemplated.

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

We anticipate that we will incur nominal expenses in the implementation of our business plan. Because we have no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required to reconsider its business strategy, which could result in our dissolution.

SB-2 Filing

On March 21, 2000, we filed a Form SB-2 (File No. 333-32866) for the purpose of raising $200,000. The funds were to be used to implement our business plan as described above, and to make the company a more attractive merger candidate by having cash available for use by the potential target company. The offering was to have been conducted under Rule 419. On April 4, 2001, we filed an Application for Withdrawal of Registration Statement SB-2.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. Furthermore, management may negotiate or consent to the purchase of all or a portion of our stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. Any and all sales will only be made in compliance with the securities laws of the United States and any applicable state.

While the actual terms of a transaction that our shareholders may not be a party to cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In that event, the shareholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of the shareholders.

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

We are subject to the reporting requirements of the `34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB.

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

                                     PART II

ITEM 2.   SALE OF UNREGISTERED SECURITIES

None during the period.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the reporting period, no matters were submitted to a vote of security holders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          Filings on Form 8-K.

          On February 6, 2001, we filed a Form 8-K announcing a Change in Control in that Richard Wang, Jun Zhou, Peng Chen and Jingfeng Hu acquired 100% of the outstanding stock of the Company from the current shareholders. A lock up agreement affecting 396,000 of the common shares was rescinded by the Board of Directors in order to facilitate the transaction. A Form 13D on behalf of the new shareholder group was filed on February 6, 2001 and subsequently amended to reflect proper share allocation.

          In the same Form 8K, we advised that on November 21, 2000 we changed our name from Express Investments Associates Inc. to Teda Technologies International Inc. Such name change was filed with the Nevada Secretary of State on November 22, 2000. We also changed our principal place of business on February 6, 2001 to 8980 Fraserwood Court, Unit #10, Burnaby, British Columbia, Canada, V5J 5H7 and our phone number to 604-438-3598.

                      TEDA TECHNOLOGIES INTERNATIONAL INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TEDA TECHNOLOGIES INTERNATIONAL INC.

Date: September 17, 2001                   By: /s/ Jun Zhou
                                               -------------------------------
                                               Jun Zhou, President


                                           By: /s/ Peng Chen
                                               -------------------------------
                                               Peng Chen, Secretary