Form 10KSB40
period 2001-06-30
TEDA TECHNOLOGIES INTERNATIONAL INC
filed 2001-11-26
CIK 1088212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                     For the fiscal year ended June 30, 2001


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________
                        Commission file number: 000-27543


                      TEDA TECHNOLOGIES INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

                     NEVADA
         (State or other jurisdiction of                98-0204680
          incorporation or organization)   (I.R.S. Employer Identification No.)

        Unit #10, 8980 Fraserwood Court
        Burnaby, British Columbia, Canada                 V5J 5A7
        (Address of principal executive offices)        (Zip Code)


                    Issuer's telephone number (604) 438-3598


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

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                Table of Contents

--------------------------------------------------------------------------------


                                                                          Page #
                               PART I

Item 1.     Description of Business..........................................4
Item 2.     Description of Properties........................................5
Item 3.     Legal Proceedings................................................5
Item 4.     Submission of Matters to a Vote of Security Holders..............6

                               PART II

Item 5.     Market for Common Equity and Related
            Stockholder Matters..............................................6
Item 6.     Plan of Operation................................................7
Item 7.     Financial Statements.............................................9
Item 8.     Changes in and Disagreements with Accounts on
            Accounting and Financial Disclosure..............................9

                              PART III

Item 9.     Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a)
            of the Exchange Act..............................................9
Item 10.    Executive Compensation...........................................11
Item 11.    Security Ownership of Certain Beneficial
            Owners and Management............................................12
Item 12.    Certain Relationships and Related Transactions...................13
Item 13.    Exhibits and Reports on Form 8-K.................................13

Signatures...................................................................25

Financial Statements..................................................F-1 - F-10

                                     PART I

Item 1.  Description of Business.

Teda Technologies International Inc. (referred to as "us," "we" or "our"), was incorporated on July 25, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors has elected to commence implementation of our principal business purpose, described below under "Plan of Operation."

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

Investment Advisors Act of 1940

Under Section 202(a)(11) of the Investment Advisors Act of 1940, as amended, an "investment adviser" means any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyzes or reports concerning securities. We seek to locate a suitable merger of acquisition candidate, and we do not intend to engage in the business of advising others in investment matters for a fee or other type of consideration.

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

Forward Looking Statements

Because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in the following discussion and in any other statement made by, or on our behalf, with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward looking statements.

Item 2.  Description of Properties.

We have no properties and at this time have no agreements to acquire any properties.

We operate from approximately 1,000 square feet of office space at Unit #10, 8980 Fraserwood Court, Burnaby, British Columbia, Canada. Space is provided to the Company on a month to month basis at a rate of $1,000 (US) per month from a company with a common director, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

Item 3.  Legal Proceedings.

The Company is not involved in my legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is no trading market for our common stock at present and there has been no trading market to date. Management has not undertaken any discussions with any prospective market maker concerning the Company's securities and management does not intend to initiate any discussions until we have consummated a merger or acquisition. We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

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

Market Price

Our common stock is not quoted at the present time. The Securities and Exchange Commission has adopted a Rule that established the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow our securities to be traded without the aforesaid limitations. However, we cannot predict whether, upon a successful merger or acquisition, we will qualify our securities for listing on Nasdaq or some other national exchange, or be able to maintain the maintenance criteria necessary to ensure continued listing. Failure to qualify our securities or to meet the relevant maintenance criteria after qualification in the future may result in the discontinuance of the inclusion of our securities on a national exchange. However, trading, if any, in our securities may then continue in the non-Nasdaq over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities.

Item 6.  Plan of Operation.

We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for our securities. Depending upon the nature of the relevant business opportunity and the applicable state statutes governing how the transaction is structured, the Company's Board of Directors expects that it will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation.

While any disclosure must include audited financial statements of the target entity, we cannot assure you that such audited financial statements will be available. As part of the negotiation process, the Board of Directors does intend to obtain certain assurances of value, including statements of assets and liabilities, material contracts, accounts receivable statements, or other indications of the target entity's condition prior to consummating a transaction.

Due to our intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that our cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. We do not anticipate that we will have to raise capital in the next twelve months. We also do not expect to acquire any plant or significant equipment.

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

Subsequent Event

On September 1, 2001, the Company entered into a Share Exchange Agreement with Teda Technologies Inc. (TC), Tianjin Eastern Shipping Co. Ltd. (the Founding Shareholder of TC) and the other shareholders of TC. Pursuant to the Share Exchange Agreement, on September 1, 2001, the Company acquired from the Shareholders all of the shares of TC in exchange for fifteen million, six hundred and ninety seven thousand (15,697,000) shares of the Company's common stock. Teda Canada's primary asset is a 100% ownership in a Profit Sharing Agreement (PSA) dated June 1, 2001 between it and Teda Pioneer, a Chinese domestic joint venture located in Tianjin, China.

Key details of the PSA are as follows:

o Teda Pioneer is owned by two Chinese corporations - Tianjin Wan Fang Teda Technology Co. Ltd. as to a 48% equity interest and Yu Xun Chuang Xian Information Development Co. Ltd. as to a 52% equity interest.

o Chuang Xian was previously the provider of China Telecom value added IT services in Tianjin municipality and which business was acquired by Teda Pioneer.

o Teda Pioneer has appointed Teda Canada to manage the strategic affairs of Teda Pioneer's business for a term of 20 years.

o        The net profits are to be allocated as follows:

         -     Teda Canada  90%
         -     Teda Pioneer 10%

o Net profits will be calculated semi annually and 20% retained as working capital and the balance allocated to the partners as per the 90/10 split arrangement.

o Teda Canada will make available at least 2 senior executives to provide ongoing executive management for Teda Pioneer.

o The parties agree that Teda Canada's Profit Allocation portion will be converted to equity in Teda Pioneer when the rules and regulations in China permit such ownership.

o Teda Canada will provide $500,000 US within 12 months as its capital contribution to Teda Pioneer. All additional capital requirements of Teda Pioneer will be provided on the basis as if Teda Canada were a 90% equity owner of Pioneer.

o If Teda Canada has not provided all or any of its required capital contribution after 12 months, then its share of profit allocation shall be reduced to reflect the percentage of the capital contribution actually raised.

A Form 8-K on this transaction was filed on September 14, 2001.

Item 7.  Financial Statements.

(a)      Financial Statements

The following financial statements of the Company are set forth at the end hereof.

1.       Report of Independent Auditors

2. Consolidated Balance Sheet of Teda Technologies International Inc. and Subsidiaries as of June 30, 2001.

3. Consolidated Statements of Operations of Teda Technologies International Inc. and Subsidiaries for the years ended June 30, 2001 and June 30, 2000.

4. Consolidated Statements of Changes in Stockholders' Deficit of Teda Technologies International Inc. for the period July 1,1999 through June 30, 2001.

5. Consolidated Statements of Cash Flows of Teda Technologies International Inc. for the years ended June 30, 2001 and June 30, 2000.

6.       Notes to Consolidated Financial Statements.

Item 8. Changes In and Disagreements With Accounts on Accounting and Financial Disclosure.

None.

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

Name                  Age              Position

Jun Zhou               33          President, Chairman
Peng Chen              41          Vice Chairman, Secretary, Treasurer, Director
Richard Wang           49          Chief Operating Officer, Director
Jinfeng Hu             31          Director

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

Resumes

Jun Zhou - President, Chairman

Mr. Zhou graduated in 1990 from Tianjin Finance and Economic College with a Bachelors Degree specializing in international trading. From 1990-1993, he formed and operated Flydragon Shipping and Forwarding. In 1994 he formed Tianjin Eastern Shipping Co. Ltd. which specializes in international shipment of goods. In Hong Kong he formed Chi Feng International Trading and Shipping Co which operates shipping, trading and leasing businesses. He has established joint ventures with the Beijing city government and Hubei Province authorities.

In 1999, Mr. Zhou received his Masters Degree in Finance and Economics from China People's University in Beijing. In 2000 he formed Teda Technologies in Canada and Wan Fang Teda in Tianjin. He has served as President and Chairman of Teda Technologies International Inc since February 2001.

Richard Wang - Chief Operating Officer, Director

Richard Wang, Chief Operating Officer and Director; Richard Wang, a Canadian citizen residing in Vancouver, BC, Canada, has founded several North American businesses in areas of motion picture productions, OTC medicine & health food products distribution, general merchandise export & import. He has been involved in all aspects of new product research and development in USA, Canada and Asia, including electronic medical devices, electronic security monitoring system, and water-resistant and child-resistant electronic lighters, which is approved by Consumer Product Safety Commission of USA. Mr.Wang has served as COO and director of Teda Technologies International Inc. since February 2001.

Peng Chen - Vice Chairman, Secretary, Treasurer, Director

Peng Chen, Vice Chairman, Director; Mr. Chen is a Chinese citizen and, since March 19987, a Canadian landed immigrant. He is a engineering graduate from the University of Ministry of Post and Telecommunications and a former Information Technology specialist with China Telecom in Tianjin, China. In 1994, he commenced his own business in Tianjin in the freight forwarding industry. He has served as a director of Teda Technologies International Inc. since February 2001.

Jinfeng Hu - Director

Jinfeng Hu is a 1992 graduate from the Tianjin Economic Management College. Since then, she has been director of marketing at Tianjin Teda Eastern Group, a real estate development organization. She has been a director with Teda Technologies International since February 2001.

Item 10.  Executive Compensation.

None of our officers and/or directors have received any compensation for their respective services rendered unto us. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this filing, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

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

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to us. In the event we consummate a transaction with any entity referred by associates of management, it is possible that the associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by us as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if compensation is in the form of cash, payment will be tendered by the acquisition or merger candidate, because we have insufficient cash available. The amount of any finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions, which ranges up to ten (10%) percent of the transaction price. No member of management will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement our business plan.

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

                     Name and Address of            Amount and Nature         Percent of
Title of Class       Beneficial Owner               of Beneficial Owner       Class

Common               Jun Zhou.                           202,667               20.26%
                     A-12-B, The Mansion of
                     Triumphal Arch,
                     66 Nanjing Road
                     Hexi District,
                     Tianjin, China 300042

Common               Peng Chen                           202,666               20.26%
                     221-1465 Parkway Blvd.
                     Coquitlam, B.C.
                     Canada V3E 3E6

Common               Richard Wang                        202,667               20.26%
                     #2-7051 Ash Crescent
                     Vancouver, B.C.
                     Canada V6P 3K6

Common               Jinfeng Hu                          392,000               39.2%
                     208 Ma Chang Road
                     Building A, Unit 5, No. 801
                     Tian Jiao Garden, Hexi District
                     Tianjin, China 300042

Common               All officers and                  1,000,000               100%
                     Directors as a group
                     (4 persons)

The directors filed an original form SC13D on April 4, 2001 confirming the change in control and an amended form SC13D on September 20, 2001 which correctly allocated the shares acquired.

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

Reports on Form 8-K

April 3, 2001         Change of Control, Name Change, and Address Change.

On February 6, 2001, we filed a Form 8-K announcing a Change in Control in that Richard Wang, Jun Zhou, Peng Chen and Jingfeng Hu acquired 100% of the outstanding stock of the Company from the current shareholders. A lock up agreement affecting 396,000 of the common shares was rescinded by the Board of Directors in order to facilitate the transaction. A Form 13D on behalf of the new shareholder group was filed on February 6, 2001 and subsequently amended to reflect proper share allocation on September 14, 2001.

The purpose of the acquisition of the shares of Common Stock by members of the group was to continue to search for a merger or acquisition with a company that is seeking to become a reporting company under the Securities Exchange Act of 1934. Existing management resigned from the company and Mr. Zhou became Chairman and President, Mr. Chen became Vice Chairman, Mr. Wang became the Chief Operating Officer and Secretary and Ms. Hu became a director.

In the same Form 8-K, we advised that on November 21, 2000, we changed our name from Express Investments Associates Inc. to Teda Technologies International Inc. Such name change was filed with the Nevada Secretary of State on November 22, 2000. We also changed our principal place of business on February 6, 2001 to 8980 Fraserwood Court , Unit #10, Burnaby, British Columbia, Canada, V5J 5H7 and our phone number to 604-438-3598.

September 14, 2001    Share Exchange Agreement

The Company entered into a Share Exchange Agreement, dated as of September 1, 2001 (the Share Exchange Agreement) by and among the Company, Teda Technologies Inc. (TC), Tianjin Eastern Shipping Co. Ltd. (the Founding Shareholder of TC) and the shareholders of TC. Pursuant to the Share Exchange Agreement, on September 1, 2001, the Registrant acquired from the Shareholders all of the shares of TC in exchange for fifteen million, six hundred and ninety seven thousand (15,697,000) shares of the Registrant's common stock representing 94.0% of the issued and outstanding shares of the Registrant after giving effect to the Acquisition. The Agreement was amended to reflect an effective date of October 1, 2001 and Amended Form 8K filed on November 14, 2001 to reflect the change.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                 (formerly Express Investments Associates, Inc.)

                          Index to Financial Statements

                                                                          Page
                                                                        --------

Independent auditors' report ..........................................   F-2
Balance sheet, June 30, 2001.. ........................................   F-3
Statements of operations for the years ended
  June 30, 2001 and 2000..... .........................................   F-4
Statement of shareholders' deficit from July 1, 1999
  through June 30, 2001.. .............................................   F-5
Statements of cash flows for the years ended
  June 30, 2001 and 2000... ...........................................   F-6
Notes to financial statements.. .......................................   F-7

To the Board of Directors and Shareholders
TEDA Technologies International, Inc.

                          Independent Auditors' Report

We have audited the balance sheet of TEDA Technologies International, Inc. (formerly Express Investments Associates, Inc.) as of June 30, 2001 and the related statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TEDA Technologies International, Inc. as of June 30, 2001, and the related statements of operations and cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses since inception and has a net capital deficit at June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Harvey, P.C
Denver, Colorado
November 9, 2001

                          TEDA TECHNOLOGIES INTERNATIONAL, INC.
                     (formerly Express Investments Associates, Inc.)

                                      Balance Sheet

                                      June 30, 2001

Assets
Prepaid legal fees............................................              $ 5,000
                                                               =====================

Liabilities and Shareholder's Deficit
Liabilities:
      Accounts payable and accrued liabilities................              $ 7,867
      Indebtedness to related party (Note B)..................               19,957
                                                               ---------------------
                                             Total liabilities               27,824
                                                               ---------------------

Shareholder's deficit:
      Common stock, $.0001 par value, 100,000,000
         shares authorized, 1,000,000 shares issued
         and outstanding .....................................                  100
      Additional paid-in capital .............................               37,572
      Retained deficit........................................              (60,496)
                                                               ---------------------
                                   Total shareholder's deficit              (22,824)
                                                               ---------------------
                                                                            $ 5,000
                                                               =====================



                 See accompanying notes to financial statements

               TEDA TECHNOLOGIES INTERNATIONAL, INC.
          (formerly Express Investments Associates, Inc.)

                      Statements of Operations

                                                                              Years Ended
                                                                                June 30,
                                                               --------------------------------------------
                                                                       2001                   2000
                                                               ---------------------  ---------------------
Costs and expenses:
     Legal fees ..............................................           $   14,509            $    21,942
     Accounting fees .........................................                4,416                  2,233
     Stock transfer fees .....................................                  812                      -
     Printing ................................................                  453                  6,708
     Rent and administrative services (Note B) ...............                5,000                      -
     Travel ..................................................                2,244                      -
     Licenses and fees .......................................                    -       .            256
                                                               ---------------------  ---------------------
                                          Loss from operations              (27,434)               (31,139)
                                                               ---------------------  ---------------------

Income tax benefit (expense) (Note C) ........................                    -                      -
                                                               ---------------------  ---------------------

                                                      Net loss           $  (27,434)           $   (31,139)
                                                               =====================  =====================


Basic and diluted loss per common share ......................           $    (0.03)           $     (0.03)
                                                               =====================  =====================
Basic and diluted weighted average
     common shares outstanding ...............................            1,000,000              1,000,000
                                                               =====================  =====================


                 See accompanying notes to financial statements

                                   TEDA TECHNOLOGIES INTERNATIONAL, INC.
                              (formerly Express Investments Associates, Inc.)

                                     Statement of Shareholders' Deficit

                                     July 1, 1999 through June 30, 2001

                                                                                                        Deficit
                                                                                                      Accumulated
                                                          Common Stock                Additional        During
                                              ----------------------------------       Paid-In        Development
                                                   Shares          Par Value           Capital           Stage           Total
                                              -----------------  ---------------    --------------- ---------------- ---------------

                        Balance, July 1, 1999        1,000,000             100  *          $    200       $  (1,923)      $ (1,623)

Third party expenses paid by an affiliate on
   behalf of the Company (Note B) ...........                -               -               23,197               -         23,197
Net loss for the year ended June 30, 2000 ...                -               -                    -         (31,139)       (31,139)
                                               -----------------  ---------------    --------------- ---------------- --------------
                       Balance, June 30, 2000        1,000,000             100               23,397         (33,062)        (9,565)

Third party expenses paid by an affiliate on
   behalf of the Company (Note B) ...........                -               -               14,175                -        14,175
Net loss for the year ended June 30, 2001 ...                -               -                    -          (27,434)      (27,434)
                                               -----------------  ---------------    --------------- ---------------- --------------
                       Balance, June 30, 2001        1,000,000           $ 100            $  37,572        $ (60,496)     $(22,824)
                                               =================  ===============    =============== ================ ==============


*   Restated for change in par value (Note D)







                 See accompanying notes to financial statements

                                TEDA TECHNOLOGIES INTERNATIONAL, INC.
                           (formerly Express Investments Associates, Inc.)

                                      Statements of Cash Flows
                                                                                                 Years Ended
                                                                                                   June 30,
                                                                                  --------------------------------------------
                                                                                          2001                    2000
                                                                                  ---------------------   --------------------
Cash flows from operating activities:
       Net loss                                                                          $     (27,434)         $     (31,139)
       Transactions not requiring cash:
          Changes in operating assets and operating liabilities:
              Prepaid expenses                                                                  (5,000)                     -
              Accounts payable, accrued liabilities and
                 indebtedness to related party                                                  (1,698)                 7,942
                                                                                  ---------------------   --------------------
                                         Net cash (used in) operating activities               (34,132)               (23,197)
                                                                                  ---------------------   --------------------

Cash flows from financing activities:
       Proceeds from working capital advances
          provided by a director (Note B)                                                       19,957                      -
       Third party expenses paid by an affiliate on
          behalf of the Company, recorded as additional
          paid-in capital (Note B)                                                              14,175                 23,197
                                                                                  ---------------------   --------------------
                                       Net cash provided by financing activities                34,132                 23,197
                                                                                  ---------------------   --------------------

Net change in cash                                                                                   -                      -
Cash, beginning of period                                                                            -                      -
                                                                                  ---------------------   --------------------

                                                             Cash, end of period         $           -          $           -
                                                                                  =====================   ====================
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
          Interest                                                                       $           -          $           -
                                                                                  =====================   ====================
          Income taxes                                                                   $           -          $           -
                                                                                  =====================   ====================





                 See accompanying notes to financial statements

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                 (formerly Express Investments Associates, Inc.)

                          Notes To Financial Statements


Note A: Organization and summary of significant accounting policies

Organization

TEDA Technologies International, Inc. (the "Company"), formerly Express Investments Associates, Inc., was incorporated, under the laws of Nevada on July 25, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company was previously reported as a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. However, the Company has no planned principle operations and is no longer deemed to be in the development stage.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a net capital deficit as of June 30, 2001 and losses of $60,496 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing capital contributions from an affiliates and related parties to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that affiliates or related parties will continue to provide capital to the Company or that the Company can identify a target company, consummate a business combination, and attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On October 1, 2001, the Company closed a Share Exchange Agreement (see Note E). Following the closing of the Agreement, the Company's business plan is to focus on telecommunications opportunities in China.

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at June 30, 2001.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                 (formerly Express Investments Associates, Inc.)

                          Notes To Financial Statements

Fair value of financial instruments

The Company's financial instruments consist of accounts payable and other current liabilities. The carrying amounts of the current liabilities approximate fair value due to the short-term maturity of the instruments.

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

Loss per common share

Basic loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At June 30, 2001, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or net loss per share.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                 (formerly Express Investments Associates, Inc.)

                          Notes To Financial Statements

Note B: Related party transactions


The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate or director. Since inception, the Company has incurred $60,496 in expenses and $5,000 in prepaid expenses of which $37,572 was paid by an affiliate and contributed to the Company, and $100 was paid with stock. The remaining balance of $27,824 is reported as liabilities in the accompanying financial statements, including $19,957 owed to a director and classified as indebtedness to related party. The payments made by the affiliate are classified as additional paid-in capital.

During the period ended June 30, 1998, the Company issued an officer 1,000,000 shares of common stock in exchange for costs and services related to organizing the Company. The shares were valued nominally at $100 as there was no market price for the Company's common stock as of the date of issuance.

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                           For the Years Ended
                                                                June 30,
                                                           -------------------
                                                             2001        2000
                                                           ---------  ---------
U.S. statutory graduated federal rate..................     15.00%      15.00%
Net operating loss (NOL) for which no tax
  benefit is currently available.......................    -15.00%     -15.00%
                                                           ------      ------
                                                             0.00%       0.00%
                                                           ======      ======


At June 30, 2001, deferred taxes consisted of a net tax asset of $10,409, due to operating loss carryforwards of $60,496, which was fully allowed for, in the valuation allowance of $10,409. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended June 30, 2001 and 2000 were $4,115 and $5,581, respectively. Net operating loss carryforwards will expire through 2021.

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

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                 (formerly Express Investments Associates, Inc.)

                          Notes To Financial Statements


Note D: Shareholders' deficit

On August 18, 1999, the Company filed amended Articles of Incorporation with the State of Nevada to change the authorized shares of common stock originally approved by the Board of Directors on July 25, 1997, from 25,000 shares of no par value common stock to 100,000,000 shares of $.0001 par value common stock.

Note E: Subsequent event

On October 1, 2001, the Company closed a Share Exchange Agreement (the "Agreement") with Tianjin Eastern Shipping Co., Ltd. ("Tianjin"), TEDA Technologies Canada, Inc. ("TTC") and the shareholders of TTC (the "Shareholders"). Pursuant to the Agreement, on September 1, 2001, the Company acquired from the Shareholders all of the shares of TTC in exchange for 15,697,000 shares of the Company's $.0001 par value common stock representing approximately 94 percent of the issued and outstanding shares of the Company after giving effect to the Agreement.

Following the transaction, Tianjin became the Company's largest shareholder with 6,000,000 shares (35.9 percent) of the Company's 16,697,000 issued and outstanding common shares. The Company's new business plan is to focus on telecommunications opportunities in China.

On June 1, 2001, TTC entered into a Profit Sharing Agreement with a Chinese domestic joint venture through which it can earn up to 90 percent of the net profits of the Chinese venture by providing strategic management and capital in an initial amount of US$500,000. The joint venture involves the provision of a variety of telecommunications services and products in Tianjin, a Chinese city of approximately 11 million people.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TECHNOLOGIES INTERNATIONAL INC.

                                        By /s/ Jun Zhou
                                           ------------------------------
                                           Jun Zhou, President

Date:    November 15, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        By /s/ Jun Zhou
                                           ------------------------------
                                           Jun Zhou, President


Date:    November 15, 2001

                                        By /s/ Peng Chen
                                           ------------------------------
                                           Peng Chen, Secretarial Director

Date:    November 15, 2001