Form 10QSB
period 2001-09-30
TEDA TECHNOLOGIES INTERNATIONAL INC
filed 2001-11-26
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

[_]      Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from.........to.........

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

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2001:

                  1,000,000 Shares of Common Stock (One Class)

           Transitional Small Business Disclosure Format:  Yes     No X
                                                              ---    ---

                                Table of Contents

--------------------------------------------------------------------------------


                                                                          Page #
                              PART I

Item 1.    Financial Statements..............................................3-7
Item 2.    Plan of Operation.................................................8

                              PART II

Item 3.    Sale of Unregistered Securities...................................11
Item 4.    Submission of Matters to a Vote of Security Holders...............11
Item 5.    Exhibits and Reports on Form 8-K..................................11

Signatures...................................................................13





                      TEDA TECHNOLOGIES INTERNATIONAL INC.

                          Index to Financial Statements


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed balance sheet, September 30, 2001 (unaudited)......................3

Condensed statements of operations for the three months ended
September 30, 2001 and 2000, (unaudited).....................................4

Condensed statements of cash flows for the three months ended
September 30, 2001 and 2000, (unaudited).....................................5

Notes to condensed financial statements (unaudited)..........................6

Part I. Item 1. Financial Information


                                   CONDENSED BALANCE SHEET
                                         (Unaudited)

                                     September 30, 2001

Assets
Prepaid legal fees ......................................................................              $ 5,000
                                                                                          =====================

Liabilities and Shareholder's Deficit
Liabilities:
      Accounts payable and accrued liabilities ..........................................              $ 3,339
      Indebtedness to related party (Note B) ............................................               28,007
                                                                                          ---------------------
                                                                        Total liabilities               31,346
                                                                                          ---------------------

Shareholder's deficit:
      Common stock ......................................................................                  100
      Additional paid-in capital ........................................................               37,572
      Deficit accumulated during the development stage ..................................              (64,018)
                                                                                          ---------------------
                                                              Total shareholder's deficit              (26,346)
                                                                                          ---------------------

                                              Total liabilities and shareholder's deficit              $ 5,000
                                                                                          =====================





            See accompanying notes to condensed financial statements

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                   Three Months Ended
                                                                      September 30,
                                                         --------------------------------------------
                                                                 2001                   2000
                                                         ---------------------  ---------------------
Costs and expenses:
     Legal fees ........................................           $        -           $      2,194
     Accounting fees ...................................                  382                      -
     Rent ..............................................                3,000                      -
     Other general and administrative ..................                  140                      -
                                                         ---------------------  ---------------------
                                    Loss from operations                3,522                  2,194
                                                         ---------------------  ---------------------

Provision for income taxes (Note C) ....................                    -                      -
                                                         ---------------------  ---------------------

                                                NET LOSS           $    3,522           $      2,194
                                                         =====================  =====================


Basic and diluted loss per common share ................           $        *           $          *
                                                         =====================  =====================
Basic and diluted weighted average
     common shares outstanding .........................            1,000,000              1,000,000
                                                         =====================  =====================


  *  Less than .01 per share

            See accompanying notes to condensed financial statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                     September 30,
                                                                       -------------------------------------------
                                                                               2001                  2000
                                                                       --------------------- ---------------------

Net cash used in operating activities ................................        $      (8,050)          $         -
                                                                       --------------------- ---------------------

Cash flows from financing activities:
      Advances received from director (Note B)                                            -                     -
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital ..................................                8,050                     -
                                                                       --------------------- ---------------------
Net cash provided by financing activities ............................                8,050                     -
                                                                       --------------------- ---------------------

                                                    Net change in cash                    -                     -
Cash, beginning of period ............................................                    -                     -
                                                                       --------------------- ---------------------

                                                   Cash, end of period        $           -           $         -
                                                                       ===================== =====================


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
         Interest ....................................................        $           -           $         -
                                                                       ===================== =====================
         Income taxes ................................................        $           -           $         -
                                                                       ===================== =====================



See accompanying notes to condensed financial statements

                     TEDA TECHNOLOGIES INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 2000 as filed in its form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

NOTE B: RELATED PARTY TRANSACTIONS

The Company did not maintain a checking account during the three months ended September 30, 2001 and 2000. A director made working capital advances to the Company totaling $8,050 for the three months ended September 30, 2001. The advances are non-interest bearing and are due on demand. The total amount owed to the director for working capital advances as of September 30, 2001 was $28,007 and is included in the accompanying condensed unaudited financial statements as indebtedness to related party.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

NOTE D: SUBSEQUENT EVENT

On October 1, 2001, the Company closed a Share Exchange Agreement (the "Agreement") with Tianjin Eastern Shipping Co., Ltd. ("Tianjin"), TEDA Technologies Canada, Inc. ("TTC") and the shareholders of TTC (the "Shareholders"). Pursuant to the Agreement, on October 1, 2001, the Company acquired from the Shareholders all of the shares of TTC in exchange for 15,697,000 shares of the Company's $.0001 par value common stock representing approximately 94 percent of the issued and outstanding shares of the Company after giving effect to the Agreement.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

We have not, and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management of the Company. Management currently holds 100% of our stock. As a result, management is in a position to elect a majority of the directors and to control our affairs.

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

Subsequent Event

The Company entered into a Share Exchange Agreement, dated as of September 1, 2001 (the Share Exchange Agreement) by and among the Company, Teda Technologies Inc. (TC), Tianjin Eastern Shipping Co. Ltd. (the Founding Shareholder of TC) and the shareholders of TC. Pursuant to the Share Exchange Agreement, on September 1, 2001, the Company acquired from the Shareholders all of the shares of TC in exchange for fifteen million, six hundred and ninety seven thousand (15,697,000) shares of the Company's common stock representing 94.0% of the issued and outstanding shares of the Company after giving effect to the Acquisition. The Agreement was amended to reflect an effective date of October 1, 2001 and Amended Form 8K filed on November 14, 2001 to reflect the change.

On June 1, 2001, TC entered into a Profit Sharing Agreement with a Chinese domestic joint venture named Teda Pioneer, involved in the provision of a variety of telecommunications services and products in Tianjin, a Chinese city of 11 million.

Teda Pioneer has acquired all of the value added telecommunication products and services business previously conducted by Yu Xun Chuang Xian Information Development Co. Ltd. (a division of the Data Bureau department of China Telecom
- Tianjin) in the Tianjin area including the Teda Government industrial park area. The business is the dominant value added telecommunication products provider in Tianjin with specialization in areas of Internet and networking. Teda Pioneer's business license allows for retail and wholesale commerce in areas of:

o     Electronic technologies
o     Research and development
o     Related technology transfer and consulting services
o     Computer stationary products
o     Computer hardware
o     Communications equipment
o     Electronic equipment
o     Instruments

Key details of the Profit Sharing Agreement are as follows:

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

                                     PART II

ITEM 3.  SALE OF UNREGISTERED SECURITIES

None during the period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the reporting period, no matters were submitted to a vote of security holders.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

Filings on Form 8-K.

September 14, 2001            Share Exchange Agreement

The Company entered into a Share Exchange Agreement, dated as of September 1, 2001 (the Share Exchange Agreement) by and among the Company, Teda Technologies Inc. (TC), Tianjin Eastern Shipping Co. Ltd. (the Founding Shareholder of TC) and the shareholders of TC. Pursuant to the Share Exchange Agreement, on September 1, 2001, the Company acquired from the Shareholders all of the shares of TC in exchange for fifteen million, six hundred and ninety seven thousand (15,697,000) shares of the Company's common stock representing 94.0% of the issued and outstanding shares of the Company after giving effect to the Acquisition. The Agreement was amended to reflect an effective date of October 1, 2001 and Amended Form 8K filed on November 14, 2001 to reflect the change.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TEDA TECHNOLOGIES INTERNATIONAL INC.


Date:  November 16, 2001

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