Form 10QSB
period 2001-12-31
TEDA TECHNOLOGIES INTERNATIONAL INC
filed 2002-02-14
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2001:

                  16,697,000 Shares of Common Stock (One Class)

             Transitional Small Business Disclosure Format: Yes___  No_X_

                                Table of Contents

         --------------------------------------------------------------


                                                                          Page #
PART I

Item 1.  Financial Statements...........................................  3-17
Item 2.  Management's Discussion and Analysis or Plan of Operations.....    18

PART II

Item 1.  Legal Proceedings..............................................    24
Item 2.  Changes in Securities..........................................    24
Item 5.  Other Items....................................................    24
Item 6.  Exhibits and Reports on Form 8-K...............................    24

Signatures..............................................................    25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of the Company for the three-month and six-month periods ended December 31, 2001 and December 31, 2000 are appended hereto. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim periods presented.

                                MOEN AND COMPANY
                              CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower                                    Telephone:       (604)662-8899
701 West Georgia Street                                 Fax:       (604)662-8809
Vancouver, BC   V7Y 1C6

--------------------------------------------------------------------------------


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------


Board of Directors and Stockholders
Teda Technologies International, Inc.
(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheet of Teda Technologies International, Inc. (A Nevada Corporation) as of December 31, 2001, and the Consolidated Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the six month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of the management of Teda Technologies International, Inc.

A review consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles (GAAP).


                                                              "Moen and Company"

                                                           Chartered Accountants

Vancouver, British Columbia, Canada
February 8, 2002

                                            TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                                    (A Nevada Corporation)
                                                  Consolidated Balance Sheet
                                                      December 31, 2001
                                                         (Unaudited)
                                       (With Comparative Figures at December 31, 2000)
                                                                                            2001                 2000
                                                                                     -----------------    -----------------
                                                            Assets
Current Assets
    Cash and cash equivalents (Note 3)                                              $         444,940    $             --
    Prepaid expenses                                                                            7,732                  --
    Profit due from Teda Pioneer Technologies Co. Ltd. (Notes 5)                              119,394                  --

                                                                                     -----------------    -----------------
                                                                                              572,066                   --
Investment in Teda Pioneer Technologies Co. Ltd. at cost (Notes 6)                            225,882                   --
Deferred costs                                                                                  1,539                   --
                                                                                     -----------------    -----------------
                                                                                    $         799,487    $              --
                                                                                     =================    =================

                                             Liabilities and Shareholders' Equity
Current Liabilities
    Accounts payable                                                                $          10,425    $           2,967
    Due to related parties (Note 4)                                                           175,870                   --
                                                                                     -----------------    -----------------
                                                                                              186,295                2,967
Minority interest (Note 7)                                                                     65,096                   --
                                                                                     -----------------    -----------------
                                                                                              251,391                2,967
                                                                                     -----------------    -----------------
Shareholders' Equity
    Capital stock (Note 8)
         par value                                                                              1,670                  100
         additional paid in capital                                                           595,204               36,861
    Retained earnings (deficit)                                                               (48,778)             (39,928)
                                                                                     -----------------    -----------------
                                                                                              548,096               (2,967)
                                                                                     -----------------    -----------------
                                                                                    $         799,487    $              --
                                                                                     =================    =================
Approved on behalf of the board:

    "Jun Zhou"                     , Director
-----------------------------------

    "Peng Chen"                    , Director
-----------------------------------

    "Steve Dadson"                 , Director
-----------------------------------

    "Richard Wang"                 , Director
-----------------------------------

        See Accompanying Notes and Independent Accountants' Review Report
                                        5

                                            TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                                    (A Nevada Corporation)
                                             Consolidated Statement of Operations
                                                         (Unaudited)

                                                  Cumulative From
                                                  Inception Date                                           Six Months
                                                  of July 25, 1997         Quarter Ended                      Ended
                                                   to Dec. 31,             December 31,                    December 31,
                                                                   ------------------------------  ------------------------------
                                                        2001            2001            2000            2001            2000
                                                   --------------  --------------  --------------  --------------  --------------
General and Administration Costs
    Bank charge and interest                                 179             179              --             179              --
    Investor relations and
         investor communications                          14,661           7,500               8           7,500               8
    Office costs                                          10,372           5,232              --           5,372              --
    Professional fees                                     73,549          25,144           6,494          28,526           6,858
    Transfer agent and filing fees                         2,438           1,370              --           1,370              --
    Travel and promotion                                   4,134           1,890              --           1,890              --
                                                   --------------  --------------  --------------  --------------  --------------
Loss before income of non
    consolidated subsidiary, Teda
    Pioneer Technologies Co. Ltd.                       (105,333)        (41,315)         (6,502)        (44,837)         (6,866)
Profit of non consolidated subsidiary
    Teda Pioneer Technologies Co. Ltd.                    62,839          62,839              --          62,839              --
                                                   --------------  --------------  --------------  --------------  --------------
                                                         (42,494)         21,524          (6,502)         18,002          (6,866)
Deduct: Minority interest                                 (6,284)         (6,284)             --          (6,284)             --
                                                   --------------  --------------  --------------  --------------  --------------
Profit (loss) from operations                            (48,778)         15,240          (6,502)         11,718          (6,866)
Provision for income taxes                                    --              --              --              --              --
                                                   --------------  --------------  --------------  --------------  --------------
Net profit (loss) for the period                  $      (48,778) $       15,240  $       (6,502) $       11,718  $       (6,866)
                                                   ==============  =============   =============   =============   ==============


Earnings (loss) per common share                  $        (0.00) $         0.00  $        (0.01) $         0.00  $        (0.01)
                                                   ==============  ==============  ==============  ==============  ==============
Weighted average number of
    shares outstanding                                16,697,000      16,697,000       1,000,000      16,697,000       1,000,000
                                                   ==============  ==============  ==============  ==============  ==============

        See Accompanying Notes and Independent Accountants' Review Report

                                            TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                                    (A Nevada Corporation)
                                               Statements of Retained Earnings
                                                         (Unaudited)

                                                  Cumulative From
                                                  Inception Date                                           Six Months
                                                  of July 25, 1997         Quarter Ended                      Ended
                                                   to Dec. 31,             December 31,                    December 31,
                                                                   ------------------------------  ------------------------------
                                                        2001            2001            2000            2001            2000
                                                   --------------  --------------  --------------  --------------  --------------
Profit (loss) for the period                      $      (48,778) $       15,240  $       (6,502) $       11,718  $       (6,866)
Retained earnings (deficit),
   beginning of period                                                   (64,018)        (33,426)        (60,496)        (33,062)
                                                   --------------  --------------  --------------  --------------  --------------
Retained earnings (deficit),
   end of period                                  $      (48,778) $      (48,778) $      (39,928) $      (48,778) $      (39,928)
                                                   ==============  ==============  ==============  ==============  ==============




        See Accompanying Notes and Independent Accountants' Review Report

                                            TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                                    (A Nevada Corporation)
                                                   Statement of Cash Flows
                                                         (Unaudited)
                                                  Cumulative From
                                                  Inception Date                                           Six Months
                                                  of July 25, 1997         Quarter Ended                      Ended
                                                   to Dec. 31,             December 31,                    December 31,
                                                                   ------------------------------  ------------------------------
                                                        2001            2001            2000            2001            2000
                                                   --------------  --------------  --------------  --------------  --------------

Cash derived from (applied to)

    Operating activities
      Net profit (loss) for the period            $      (48,778) $       15,240  $       (6,502) $       11,718  $       (6,866)
      Minority interest                                    6,284           6,284              --           6,284              --
      Changes in non-cash working capital items
         Prepaid expenses decrease (increase)             (7,732)          5,000              --          (2,732)             --
         Accounts payable increase                        10,425           7,086          (6,962)          2,558          (6,598)
         Profit due from Teda Pioneer
           Technologies Co., Ltd.                       (119,394)        (62,839)             --        (119,394)             --
                                                   --------------  --------------  --------------  --------------  --------------
                                                        (159,195)        (29,229)        (13,464)       (101,566)        (13,464)
                                                   --------------  --------------  --------------  --------------  --------------
    Financing activities
      Capital stock                                      596,874              --          13,464         559,202          13,464
      Minority interest in
         consolidated net assets                          58,812              --              --          58,812              --
      Due to related parties                             175,870          25,000              --         155,913              --
                                                   --------------  --------------  --------------  --------------  --------------
                                                         831,556          25,000          13,464         773,927          13,464
                                                   --------------  --------------  --------------  --------------  --------------
    Investing activities
      Investment in Teda Pioneer
         Technologies Co., Ltd.                         (225,882)             --              --        (225,882)             --
      Deferred costs                                      (1,539)             --              --          (1,539)             --
                                                   --------------  --------------  --------------  --------------  --------------
                                                        (227,421)             --              --        (227,421)             --
                                                   --------------  --------------  --------------  --------------  --------------
Cash and cash equivalents,
    increase (decrease) during the period                444,940          (4,229)             --         444,940              --

Cash and cash equivalents, beginning of period                           449,169              --              --              --
                                                   --------------  --------------  --------------  --------------  --------------

Cash and cash equivalents, end of period          $      444,940  $      444,940  $           --  $      444,940  $           --
                                                   ==============  ==============  ==============  ==============  ==============


        See Accompanying Notes and Independent Accountants' Review Report

                                            TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                                    (A Nevada Corporation)
                                         Statement of Changes in Stockholders' Equity
                                 From Date of Inception on July 25, 1997 to December 31, 2001
                                                         (Unaudited)


                                                   Number of                Additional        Total                      Total
                                                    Common        par        Paid-in        Capital                  Stockholders'
                                                    Shares        Value      Capital         Stock       Deficit         Equity
                                                -----------------------------------------------------------------------------------
    1/7/99 Balance                                  1,000,000     $100          $200           $300       (1,923)        $(1,623)

    6/30/00 Expenses paid by related

       parties on behalf of the Company                                       23,197         23,197                       23,197

    Net loss for the year ended June 30, 2000                                                            (31,139)        (31,139)
                                                -----------------------------------------------------------------------------------

Balance, June 30, 2000                              1,000,000      100        23,397         23,497      (33,062)         (9,565)

    6/30/01 Expenses paid by related

       parties on behalf of the Company                                       14,175         14,175                       14,175

    Net loss for the year ended June 30, 2001                                                            (27,434)        (27,434)
                                                -----------------------------------------------------------------------------------

Balance, June 30, 2001                              1,000,000      100        37,572         37,672      (60,496)        (22,824)

    10/1/01 share exchange                         15,697,000    1,570       557,632        559,202                      559,202

    Net profit (loss) for six months

       ended December 31, 2001                                                                            11,718          11,718
                                                -----------------------------------------------------------------------------------
Balance, December 31, 2001                         16,697,000   $1,670      $595,204       $596,874     $(48,778)       $548,096
                                                ===================================================================================


        See Accompanying Notes and Independent Accountants' Review Report

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

Note 1.    ORGANIZATION AND NATURE OF BUSINESS

           The Company was incorporated under the laws of the State of Nevada on July 15, 1997, as Express Investments Associates, Inc. and on November 21, 2000, changed its name to Teda Technologies International, Inc.

           Pursuant to the terms of the share exchange which was effective as of October 1, 2001, the Company acquired all of the issued and outstanding stock of the Teda Technologies Inc. ("TTC") in exchange for the issuance of 15,697,000 shares of its authorized but previously unissued shares of common stock, which shares were valued at $559,202 for purposes of the acquisition. Detailed are as follows:

           Issuance of 15,697,000 common shares at par value
                of $0.0001 per share                                $    1,570
           Stock holders' equity of Teda Technologies, Inc. at
                September 30, 2001                                     559,202
                                                                    ----------
           Additional paid in capital representing excess of
                net assets acquired over cost                       $  557,632
                                                                    ==========

           Teda Technologies Inc., thereby becomes a wholly owned subsidiary of Teda Technologies International, Inc. TTC is a Canadian company incorporated in the Province of British Columbia, Canada.

           The historical information of Teda Technologies Inc. that is the basis for the pro forma information at September 30, 2001, is as follows:

            Summary Balance Sheet
              Assets
                Cash and cash equivalents                             $ 449,169
                Prepaid expenses                                          7,732
                Profit due from Teda Pioneer Technologies Co. Ltd.       56,555
                                                                      ---------
                                                                        513,456
                Investment in Teda Pioneer Technologies Co. Ltd.        225,882
                Deferred costs                                            1,539
                                                                      ---------
                                                                      $ 740,877
              Liabilities                                             =========
                  Due to related parties                                122,863
              Minority interest in consolidated net assets               58,812
                                                                      ---------
                                                                        181,675
              Stockholders' equity                                    ---------
                  Capital stock - par value                               1,087
                                - additional paid-in capital            529,298
                                                                      ---------
                                                                        530,385
                    Retained earnings                                    28,817
                                                                      ---------
                                                                        559,202
                                                                      $ 740,877
                                       10                             =========

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                  (Unaudited)

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Principles of consolidation

           The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Teda Technologies Inc. All intercompany transactions and intercompany balances have been eliminated.

           Basis of presentation

           These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP).

           Use of estimates

           The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

           Cash and cash equivalents

           Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less.

           Income Taxes

           Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. Up to December 31, 2001 deferred tax assets are reduced by a valuation reserve to nil due to uncertainty of applying tax losses brought forward. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

           Compensated absences

           Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                  (Unaudited)

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           Net profit per share

           The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilution effects on net loss per share are excluded.

           Disclosure about fair value of financial instruments

           The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2001 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

           Concentration of credit risk

           Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

           Foreign currency translation

           The functional currency of the Company is the United States Dollar.

           The assets, liabilities, and operations of the Company are expressed in the functional currency of the Company in United States Dollars.

           Monetary assets and liabilities are translated at the current rate of exchange.

           The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

           The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                  (Unaudited)

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           Gains or losses from foreign currency transactions are recognized in current net income.

           Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

           Depreciation is recorded at historical exchange rates that existed at the time the underlying related asset was acquired.

           The effect of exchange rate changes on cash balances forms part of the reconciliation of change in cash and cash equivalents during the period.

           Revenue Recognition

           The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the current year, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.

           Segmented Information

           The Company's identifiable assets as at December 31, 2001 are located in the following countries:

                          Canada                     $  111,068
                          China                         688,419
                                                     ----------
                                                     $  799,487

Note 3.    CASH AND CASH EQUIVALENTS

           The total for cash and cash equivalents as at December 31, 2001, is made up as follows:

              Cash in bank current accounts          $    9,779
              Short term deposits                       350,000
              Cash in lawyer's trust account             85,161
                                                     ----------
              Total                                  $  444,940
                                                     ==========

Note 4.   RELATED PARTY TRANSACTIONS - $175,870

           The total amount due to related parties as at December 31, 2001 is $175,870. This amounts is unsecured, non interest bearing, with no specific terms of repayment.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                  (Unaudited)

Note 5.    PROFIT DUE FROM TEDA PIONEER TECHNOLOGIES CO., LTD.

           Profit due from Teda Pioneer Technologies Co., Ltd as at December 31, 2001, is made up as follows:

              Opening balance                            $ 56,555
              2nd quarter ended December 31, 2001          62,839
                                                         --------
              Total                                      $119,394
                                                         ========

Note 6.    INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD

           As at May 31, 2001, the subsidiary company of Teda Technologies Inc., Tianjin Wan Fang Teda Science and Technology Co. Ltd. set up a joint venture company named Teda Pioneer Technologies Co. Ltd. in Tianjin China, of which, Tianjin Wan Fang invested $225,882 (Chinese Yuan 1,920,000) for a 48% of the joint venture company. Yu Xun Chuang Xian Information Development Co. Ltd. owns 52% of the joint venture company by investing $244,706 (Chinese Yuan 2,080,000). The financial statements of Teda Pioneer Technologies Co. Ltd. are not consolidated in these financial statements.

Note 7.    MINORITY INTEREST

           As December 31, 2001, the consolidated financial statements of Teda Technologies Inc. consist of Teda Tchnologies Inc. and its 90% owned subsidiary, Tianjin Wan Fang Teda Science and Technology Co. Ltd. Detailed calculation, are as follows:

                                                    Percentage
                                          Wan Fang   share of    TTC   Minority
                                            Teda        TTC     Share  Interest
                                          --------   --------  ------- --------
           Minority interest in          $
           consolidated net assets of
           TTC as of September 30, 2001                                 $58,812
           Net profit this period           62,839      90%     56,555    6,284
                                          --------   --------   ------   ------
           Total                         $  62,839             $56,555  $65,096
                                          ========   ========   ======   ======

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                  (Unaudited)
Note 8.    CAPITAL STOCK

           a) Authorized:

              100,000,000 common shares at par value of $0.0001

           b) Issued and outstanding common shares as at December 31, 2001, are as follows:

                                                                               Additional
                                         Issued       Number of       Par         Paid-in
                                          Date          Shares       Value       Capital          Total
                                       ----------    -----------   ---------  -------------    ----------
           private placement           15/07/1997     1,000,000   $     100   $        200     $     300
           expenses paid by related
           parties on behalf of the
           Company:                    30/06/2000                                   23,197        23,197
                                       30/06/2001                                   14,175        14,175
                                                     -----------   ---------  -------------    ----------
           Balance                     30/06/2001     1,000,000         100         37,572        37,672

           Share exchange              01/10/2001    15,697,000       1,570        557,632       559,202
                                                     -----------   ---------  -------------    ----------
           Balance                     31/12/2001    16,697,000   $   1,670    $   595,204     $ 596,874
                                                     ===========   =========  =============    ==========

Note 9.    FINANCIAL INSTRUMENTS

           The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, projit due from Teda Pioneer Technologies Co., Ltd., Accounts payable and due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 10.   PENSION AND EMPLOYMENT LIABILITIES

           The Company does not have liabilities as at December 31, 2001, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 11.   ACQUISITION

           Teda Technologies Inc. acquired a 90% interest in Tianjin Wanfang Teda Science and Technology Co. Ltd. as at October 1, 2001 for a consideration of $1.00. The latter company owns 48% of Teda Pioneer Technologies Co. Ltd. The majority (52%) owner of Teda Pioneer Technologies Co. Ltd. is Yu Xun Chuang Xian Information Development Co. Ltd.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                  (Unaudited)

Note 12.   OPTION AGREEMENT

           As at October 1, 2001, Teda Technologies Inc. signed an option agreement with Teda Pioneer Technologies Co. Ltd. ("Pioneer"). Terms and conditions are as follows:

                  1.       Option to have General Appointment

                  Pioneer hereby grants Teda Technologies Inc. ("TTC") an option (Option) to be Pioneer's manager to manage the affairs of Pioneer's Business in accordance with the terms of an agreement (PSA) which automatically takes full force and effect upon TTC investing $500,000 US (Investment) at any time on or before the expiry date 12 months from the date of this agreement.

                  2. The PSA entitles TTC to earn a 27% of the net profit (Net Profit) of the Business by reason of its management contribution set forth in the PSA and its Investment which Net Profit it is agreed may, at TTC's option be converted in whole or in part to equity in Pioneer provided the rules and regulations in China permit such ownership

                  3.       Termination

                  This Agreement shall terminate and be of no further force or effect if TTC fails to make the Investment by the Expiry Date unless such date is extended by mutual agreement and in the event TTC does not exercise Option TTC will have no further rights to manage the affairs of Pioneer nor be entitled to any share of its Net Profits save through its ownership in Wang Fang Teda (Tianjin) Technologies Development Co. Ltd., a company subsequently incorporated on October 29, 2001.

                  4.       Notice

                  Notices as to disputes or termination to be given under this Agreement shall be signed by the party giving such notice and mailed by certified or registered mail, addressed to the party to be notified at its then current business address as set forth at the beginning of this Agreement or as subsequently changed by giving notice. Notice as to address changes, pricing changes, warranty changes and other matters relating to policy and business may by given to such addresses, by facsimile transmission, telex, telegram or first class mail. Notices by mail shall be deemed given three days after mailing.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                  (Unaudited)

Note 12.   OPTION AGREEMENT (cont'd)

                  5.       Settlement of disputes and Governing Law

                  5.1 In the event a dispute arises in connection with the interpretation of this Agreement, the parties shall attempt in the first instance to resolve such dispute through amicable consultations. If the dispute cannot be resolved within thirty
                  (30) days the dispute may refer the dispute to arbitration by the Beijing International Arbitration Committee ("Committee"). The number of arbitrators shall be three. The claimant(s) in the dispute shall appoint one arbitrator within thirty (30) days of filing notice of the arbitration, and the respondent(s) in the dispute shall appoint one arbitrator within thirty (30) days thereafter. If the respondent fails to so appoint an arbitrator, the Arbitration Centre shall appoint the second arbitrator. The two arbitrators thus appointed shall choose the third arbitrator, and if they fail to do so within thirty (30) days after the appointment of the second arbitrator, the third arbitrator shall be appointed by the Committee. The arbitration proceedings shall be conducted in the English language.

                  5.2. Any award of the arbitrators shall be final and binding on the parties. The costs of arbitration shall be borne by the losing party, unless the arbitrators determine that this would be inequitable. The parties agree and recognize that any award of the arbitrators shall be recognizable and enforceable in any court having jurisdiction over the party against whom the award was rendered, and also wherever assets of such party are located.

                  5.3. The legal relations between the parties under this contract shall be interpreted in accordance with the substantive laws of China. Any disputes between the parties concerning their legal obligations arising under this contract which are submitted to arbitration pursuant to this clause shall be decided pursuant to the substantive laws of China.

                  6.       Conditions

                  Pioneer agrees that during the currency of this agreement TTC will not offer any of its equity nor rights to its profits similar to the PSA to any other party.

                  7. This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective administrators and successors.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

Since incorporation and prior to October 1, 2001, the Company was a "blank check" company engaged solely in the activity of seeking a merger candidate.

On September 1, 2001, the Company entered into a Share Exchange Agreement with the shareholders of a private Canadian company, Teda Technologies Inc. ("Teda Canada"), whereby the Company acquired 100% of Teda Canada in exchange for 15,697,000 new treasury shares of the Company. A Form 8K was filed on September 14, 2001 which outlined the transaction structure and included a copy of the Share Exchange Agreement. The key asset of Teda Canada was a Profit Sharing Agreement that it had entered into on June 1, 2001 with a Chinese domestic joint venture enterprise engaged in the value added telecommunications industry.

At a meeting of the Company's Board of Directors held on November 13, 2001, it was unanimously agreed to amend the effective date of the Share Exchange Agreement from September 1, 2001 to October 1, 2001. This amendment was decided upon as a result of material amendments to the Profit Sharing Agreement which was the primary asset of Teda Canada, and as a result of Teda Canada's intent to acquire an equity interst in the Chinese domestic joint venture enterprise known as Teda Pioneer Technologies Co. Ltd. ("Teda Pioneer").

Teda Canada's wholly owned Chinese subsidiary, Wan Fang Teda (Tianjin) Technologies Development Co. Ltd. on October 1, 2001 acquired 90% of the equity of a Chinese venture, Tianjin Wan Fang TEDA Science and Technology Co. Ltd. ("Wan Fang"). The other 10% equity portion in Wan Fang is owned by a state owned enterprise, the Teda Administration Commission, which manages the Tianjin Economic Technological Development Area, an economic development zone established in 1984 by the State Council of China. Wan Fang owns 48% of the equity in Teda Pioneer.

The original Profit Sharing Agreement dated June 1, 2001 between Teda Canada and Teda Pioneer, was terminated as a result of Teda Canada's acquired equity ownership in Teda Pioneer through its subsidiary and Wang Fang.

The Business

Teda Pioneer has acquired all of the value added telecommunication products and services business previously conducted by Yu Xun Chuang Xian Information Development Co. Ltd. ("Chuang Xian"), a division of the Data Bureau department of China Telecom-Tianjin.

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

Teda Pioneer is establishing a significant market position for its value added IT products and services throughout the Tianjin China and Teda Government region
- an area with a population of over 11 million people. The Teda Government region alone contains over 3,200 major foreign production plants - each with significant telecommunications equipment and service needs.

Teda Pioneer has focused on provision of digital data network (DDN) and commercial broadband Internet services, particularly with respect to large commercial buildings that have traditionally been under-serviced in Tianjin. China Telecom estimates that there are approximately 11,000 such structures in the Tianjin area that could be connected with such technologies.

The Market

China's telecommunications system and structure has undergone tremendous growth over the past 10 years. Users are demanding more services, faster Internet access speeds and higher levels of product quality. China's economic growth is currently averaging 8% annually and is forecast to maintain a minimum 6% annual growth rate for at least the next 20 years. Communications and related infrastructures are key ingredients in achieving this level of growth and for continuing this trend.

China Telecom and its offshoots dominate the Chinese public telecommunications market, and through high wholesale tariffs, the Internet service provider market. China Telecom is a primary provider of fixed line telephone and mobile phone communications products while value added companies provide a range of services and products including derivatives of the Internet such as Internet data centers, web hosting and IP phones. Teda Pioneer is one such enterprise.

The level of competition between value added IT business operators in the China market is anticipated to increase as a result of the signing of the World Trade Organization agreement by China. Such an environment makes China's IT business difficult for smaller or new competitors and even for the large domestic plays.

Sustained success in China depends on a number of factors but key among them is the strength of partners and alliances. While competition is fierce, businesses that have strong partners have good prospects for success. This competitive market challenges domestic firms to modernize management and to successfully compete for a share in the growing market. For those that meet the challenge, the opportunity for success is high. Teda Pioneer's business is the logical answer for seizing market share by the joining of synergistic forces.

Strategic Relationships

Tianjin Economic Technological Development Area (Teda Government)

Teda Government oversees one of the first economic development areas established in China in December 1984. Teda Government's special economic zone is a bridge for foreign enterprises seeking to break into China's emerging consumers markets. To date, over 3,200 foreign companies have located at the Teda Government area including Motorola, Nestle and Samsung. Total foreign investment to date exceeds $12.5 billion US.

Within a radius of 500 kilometers of the Teda Government economic zone are 11 Chinese cities with a population over 1 million. This radius area encompasses a population of over 200 million or 1/6th of China's total population.

China Telecom - Tianjin

Wan Fang's 52% partner in Teda Pioneer is a division of China Telecom - Tianjin. China Telecom is China's telecommunication monopoly and has become the dominant Internet backbone in China. China Telecom has recently reorganized itself into two macro groups, one which owns and controls the main infrastructure and the other which provides the actual services to customers/users. The latter group is open for third parties to collaborate with and compete. Teda Pioneer is one such entity.

Eighty percent of the Tianjin IT market has traditionally been controlled by Chuang Xian and Teda Pioneer is aggressively marketing its product line emphasizing Chuang Xian's rich experience, particularly in areas of broadband and high speed connect, to commercial customers in the Tianjin and Teda Government industrial park areas.

The alliance between the partners in Teda Pioneer combines China Telecom's assets and experience in the Tianjin telecom industry, Teda Government's strategic affiliations and large industrial base and Teda's international management skills and access to capital.

Results of operations - comparison of the three-month and six-month periods ended December 31, 2001 and December 31, 2000.

The following discussion should be read in conjunction with the accompanying financial statements for the three-month and six-month periods ended December 31, 2001 and the

Annual Report for the fiscal year ended June 30, 2001 which was filed on Form 10KSB by the Company on November 26, 2001.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "experts", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company is a development stage company and through its wholly owned Canadian subsidiary, Teda Canada, and its wholly owned China subsidiary, Wan Fang Teda (Tianjin) Technologies Development Co. Ltd., owns 90% of the equity of another Chinese company, Wan Fang. Wan Fang owns a 48% interest in Teda Pioneer.

On October 1, 2001, the Company acquired 100% of the equity of Teda Canada in consideration for issuing 15,697,000 new treasury shares. Therefore, the Company during the quarter ended December 31, 2001, was no longer a blank check company.

Gross revenue for the quarter was $62,839 as the Company's share of profits of its non-consolidated minority interest in the subsidiary. There have been no revenues generated by the Company previous to this quarter.

Gross profit for the quarter was $56,555 after taking into consideration the 10% minority interest of Teda Government in Wan Fang. Net income for the quarter was $15,240 after consideration of general and administrative costs.

Gross revenue for the six-month period was $62,839 as compared to 0 in the comparable period in 2000. Net income for the six-month period was $11,718 after consideration of general and administrative costs and consideration of the minority interest.

General and Administrative Expenses

General and administration expenses were $41,315 for the three-month period ended December 31, 2001 versus $6,502 for the corresponding period in 2000. The increase was directly related to the additional costs of operations as a result of the acquisitions in Canada and China.

These additional costs included investor relation costs of $7,500, office costs of $5,232, transfer agent and filing fees of $1,370 and travel/promotion costs of $1,890. Professional fees for the quarter were $25,144 as compared to $6,494 for the corresponding period in 2000.

General and administrative expenses were $44,837 for the six-month period ended December 31, 2001 versus $6,866 in the 2000 comparable period. Costs during the six-month period were investor relation costs of $7,500, office costs of $5,372, transfer agent and listing fees of $1,370 and travel/promotion costs of $1,890. Professional fees for the six-month period were $28,526 as compared to 6,858 in the 2000 comparable period.

Liquidity and Capital Resources

The cash balance at the end of the period was $444,940 compared to 0 at December 31, 2000. This included $9,779 in bank account balances, $350,000 in short term deposits and $85,161 held in trust with Teda Canada's Canadian attorney. For the period ended December 31, 2001, the Company's operating activities used net cash of $4,229 compared to 0 in the comparable period for 2000.

Current assets totaled $572,066 which included $444,940 in cash and cash equivalents, $7,732 in prepaid expenses and $119,394 in profits due from the non-consolidated interest in Teda Pioneer. The December 31, 2000 current asset listing was 0.

Longer term assets included $225,882 in investment in Teda Pioneer and $1,539 in deferred costs. The December 31, 2000 long term asset listing was 0.

Current liabilities totaled $251,391 comprised of $10,425 in accounts payable, $175,870 due to related parties and $65,096 due to minority interest equity holders. The December 31, 2000 liability listing included $2,967 in accounts payable.

Shareholders equity as at December 31, 2001 totaled $548,096 which included capital stock of $1,670 at par value, $595,204 as additional paid in capital, and <$48,778> as a deficit in retained earnings to date. The December 31, 2000 figures reflected $100 in par value capital stock, $36,861 as additional paid in capital and a deficit of <$39,928> to date.

During the quarter, a total of $33,610 in cash was derived from items including net profit for the period of $15,240, $6,284 as a minority interest unpaid, $5,000 as a decrease in prepaid expenses and $7,086 as an increase in accounts payable. Profits due from Teda Pioneer totaled $119,394 which included $56,555 on acquisition at October 1, 2001 and $62,839 during the quarter ended December 31, 2001.

Financing activities during the quarter were $25,000 loaned from a related party. For the six-month period, cash increased by $444,940. Also during the six-month period, a total of $773,927 in financing was carried out comprised of $559,202 in stockholder's equity acquired when Teda Canada was acquired, $58,812 in unpaid minority interests and $155,913 due to related parties.

Investment activities during the quarter were 0 and $227,421 during the six-month period comprised of $225,882 investment in Teda Pioneer and $1,539 in deferred costs.

Assets as at December 31, 2001 totaled $111,068 in Canada and $688,419 in China.

The Company has historically relied upon sales of its common stock and loans from related parties to finance its operations. Additional financing may be required to meet its obligations in Wan Fang and for current and long-term development, marketing, and working capital. The Company continues to pursue opportunities to undertake private equity financings. There can be no assurances that such financings will take place or, if so, that it will be on acceptable terms. To the extent of any shortfall in financing, the Company's operations will be delayed, curtailed or prevented, and the Company may be required to substantially modify its operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any pending or to the best of its knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 2.  CHANGES IN SECURITIES

As a component of the Share Exchange Agreement dated October 1, 2001, a total of 15,697,000 new treasury shares of the Company have been issued to the former shareholders of Teda Technologies Inc.

ITEM 5. OTHER ITEMS

On December 20, 2001, the Company gave notice to its auditor, Cordovano & Harvey, Certified Public Accountants that they would no longer be the auditor of record. The Company has retained the firm of Moen & Company to undertake audit activities. A Form 8K to this effect was filed on December 19, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB.

      o  Financial statements for the period ended December 31, 2001.

(b)   Filings on Form 8-K.

      1.       Form 8K filed on September 14, 2001 which reported the following:
               Share Exchange Agreement entered into by the Company and the shareholders of Teda Technologies Inc., a private Canadian corporation effective September 1, 2001.

      2. Form 8-K filed on November 14, 2001 which reported on the following:

               Amendment of the closing date of the Share Exchange Agreement with the shareholders of Teda Technologies Inc. from September 1, 2001 to October 1, 2001.

      3. Form 8-K filed on December 19, 2001 which reported on the following:

               Change of auditor from Cordovano & Harvey Certified Public Accountants to Moen & Company.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TECHNOLOGIES INTERNATIONAL INC.

Date:    February 14, 2002

                                        By:   /s/ Jun Zhou
                                        -------------------------------
                                        Jun Zhou, President


                                        By:   /s/ Peng Chen
                                        -------------------------------
                                        Peng Chen, Secretary