Form 10QSB/A
period 2001-12-31
TEDA TECHNOLOGIES INTERNATIONAL INC
filed 2002-04-19
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

             [X] Quarterly report pursuant to section 13 or 15(d) of
              the Securities Exchange Act of 1934 For the quarterly
                         period ended December 31, 2001

            [ ] Transition report pursuant to section 13 or 15(d) of
             the Securities Exchange Act of 1934 for the transition
                         period from.........to.........

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


                                                                          Page #
PART I

Item 1.  Financial Statements.............................................. 3-20
Item 2.  Management's Discussion and Analysis or Plan of Operations........ 21

PART II

Item 1.  Legal Proceedings................................................. 27
Item 2.  Changes in Securities............................................. 27
Item 5   Other Items....................................................... 27
Item 6.  Exhibits and Reports on Form 8-K.................................. 27

Signatures................................................................. 28

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


                                                   "Moen and Company"


                                                   Chartered Accountants

Vancouver, British Columbia, Canada
February 8, 2002

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                             (A Nevada Corporation)
                           Consolidated Balance Sheet
                                December 31, 2001
                            (Expressed in US Dollars)
                                   (Unaudited)
                 (With Comparative Figures at December 31, 2000)


                                                        2001           2000
                                                      ---------      --------

                                     Assets

Current Assets
  Cash and cash equivalents (Note 3)                  $ 444,940      $     --
  Prepaid expenses                                        7,732            --

                                                      ---------      --------

                                                        452,672            --
Investment in Teda Pioneer Technologies Co. Ltd.
 at equity (Notes 5)                                    317,172            --
Deferred costs                                            1,539            --
                                                      ---------      --------
                                                      $ 771,383      $     --
                                                      =========      ========

                      Liabilities and Shareholders' Equity

Current Liabilities

  Accounts payable                                    $  10,425      $  2,967
  Due to related parties (Note 4)                       175,870            --
                                                      ---------      --------
                                                        186,295         2,967
Minority interest (Note 6)                               55,124            --
Deferred Liability (Note 5)
  Deferred income                                        91,290            --
                                                      ---------      --------
                                                        332,709         2,967
                                                      ---------      --------
Shareholders' Equity

  Capital stock
    par value                                             1,670           100
    additional paid in capital                          490,025        36,861
  Retained earnings (deficit)                           (53,021)       (4,819)
                                                      ---------      --------
                                                        438,674        32,142
                                                      ---------      --------
                                                      $ 771,383      $     --
                                                      =========      ========


Approved on behalf of the board:

  "Jun Zhou"         , Director
---------------------

  "Peng Chen"        , Director
---------------------

  "Steve Dadson"     , Director
---------------------

  "Richard Wang"     , Director
---------------------

          See Accompanying Notes and Independent Accountant's Report.

                                 TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                        (A Nevada Corporation)
                                 Consolidated Statement of Operations
                                       (Expressed in US Dollars)
                                              (Unaudited)

                                     Cumulative
                                        From
                                     Inception
                                        Date
                                         of
                                      July 19,           Quarter Ended            Six Months Ended
                                      2000 to            December 31,               December 31,
                                      Dec. 31,     -----------------------  -------------------------
                                        2001          2001         2000          2001         2000
                                     ----------    ----------    ---------    ----------    ---------
Revenue
  Interest income                    $    2,822    $       --    $      --    $       --    $      --
                                     ----------    ----------    ---------    ----------    ---------

General and Administration Costs
  Bank charges and interest                 363           179          103           179          103
  Investor relations and
   investor communications                7,500         7,500           --         7,500           --
  Licences, dues                            603            --           --            --           --
  Office costs                            5,811         5,232          439         5,372          439
  Professional fees                      30,171        25,144        1,645        28,526        1,645
  Transfer agent and filing fees          1,370         1,370           --         1,370           --
  Travel and promotion                   10,025         1,890        2,632         1,890        2,632
                                     ----------    ----------    ---------    ----------    ---------
                                         55,843        41,315        4,819        44,837        4,819
                                     ----------    ----------    ---------    ----------    ---------
Net profit (loss) from operations       (53,021)      (41,315)      (4,819)      (44,837)      (4,819)
Provision for income taxes                   --            --           --            --           --
                                     ----------    ----------    ---------    ----------    ---------
Net profit (loss) for the period     $  (53,021)   $  (41,315)   $  (4,819)   $  (44,837)   $  (4,819)
                                     ==========    ==========    =========    ==========    =========

Basic and diluted earnings
 (loss) per common share             $    (0.00)   $    (0.00)   $   (0.00)   $       (0)   $   (0.00)
                                     ==========    ==========    =========    ==========    =========
Weighted average number of
 shares outstanding                  16,697,000    16,697,000    1,000,000    16,697,000    1,000,000
                                     ==========    ==========    =========    ==========    =========


                      See Accompanying Notes and Independent Accountant's Report.

                                 TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                        (A Nevada Corporation)
                                    Statements of Retained Earnings

                                       (Expressed in US Dollars)
                                              (Unaudited)

                                     Cumulative
                                        From
                                     Inception
                                        Date
                                         of
                                      July 19,           Quarter Ended            Six Months Ended
                                      2000 to            December 31,               December 31,
                                      Dec. 31,     -----------------------  -------------------------
                                        2001          2001         2000          2001         2000
                                     ----------    ----------    ---------    ----------    ---------


Profit (loss) for the period         $  (53,021)   $  (41,315)      (4,819)   $  (44,837)   $  (4,819)
Retained earnings (deficit),
 beginning of period                         --       (11,706)          --        (8,184)          --
                                     ----------    ----------    ---------    ----------    ---------
Retained earnings (deficit),
 end of period                       $  (53,021)   $  (53,021)   $  (4,819)   $  (53,021)   $  (4,819)
                                     ==========    ==========    =========    ==========    =========


                      See Accompanying Notes and Independent Accountant's Report.

                                 TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                        (A Nevada Corporation)
                                        Statement of Cash Flows
                                       (Expressed in US Dollars)
                                              (Unaudited)

                                     Cumulative
                                        From
                                     Inception
                                        Date
                                         of
                                      July 19,           Quarter Ended            Six Months Ended
                                      2000 to            December 31,               December 31,
                                      Dec. 31,     -----------------------  -------------------------
                                        2001          2001         2000          2001         2000
                                     ----------    ----------    ---------    ----------    ---------

Cash derived from (applied to)

  Operating activities
    Net profit (loss) for the
     period                          $  (53,021)   $  (41,315)   $  (4,819)   $  (44,837)   $  (4,819)
    Minority interest                        --            --           --            --           --
    Changes in non-cash working
     capital items
      Prepaid expenses                   (7,732)        5,000           --        (2,732)          --
      Accounts payable increase          10,425         7,086       (6,962)        2,558       (6,598)
                                     ----------    ----------    ---------    ----------    ---------
                                        (50,328)      (29,229)     (11,781)      (45,011)     (11,417)
                                     ----------    ----------    ---------    ----------    ---------
  Financing activities
    Capital stock                       491,695            --       13,464       506,335       13,464
    Minority interest in
     consolidated net assets             55,124            --           --        55,124           --
    Due to related parties              175,870        25,000           --       155,913           --
                                     ----------    ----------    ---------    ----------    ---------
                                        722,689        25,000       13,464       717,372       13,464
                                     ----------    ----------    ---------    ----------    ---------
  Investing activities
    Investment in Teda Pioneer
     Technologies Co., Ltd.            (225,882)           --           --      (225,882)          --
    Deferred costs                       (1,539)           --           --        (1,539)          --
                                     ----------    ----------    ---------    ----------    ---------
                                       (227,421)           --           --      (227,421)          --
                                     ----------    ----------    ---------    ----------    ---------
Cash and cash equivalents,
 increase (decrease) during
 the period                             444,940        (4,229)          --       444,940           --

Cash and cash equivalents,
 beginning of period                         --       449,169           --            --           --
                                     ----------    ----------    ---------    ----------    ---------
Cash and cash equivalents,
 end of period                       $  444,940    $  444,940    $      --    $  444,940    $      --
                                     ==========    ==========    =========    ==========    =========


                      See Accompanying Notes and Independent Accountant's Report.

                                 TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                        (A Nevada Corporation)
                                   Statement of Stockholders' Equity
                                           December 31, 2001
                                       (Expressed in US Dollars)
                                              (Unaudited)


a)   Authorized:
     100,000,000 common shares at par value of $0.0001

b)   Issued and outstanding common shares as at December 31, 2001, are as follows:



                                                                  Additional    Retained
                                Issued     Number of     Par       Paid-in      Earnings
                                 Date        Shares      Value     Capital      (Deficit)    Total
                              ----------   ----------   -------   ----------   ----------  ---------
  Private placement           07/16/2001    1,000,000   $   100   $     200    $           $     300
  Expenses paid by related
   parties on behalf of the
   Company:                   07/01/2004                             23,197                   23,197
                              07/01/2005                             14,175                   14,175
                                           ----------   -------   ---------    ---------   ---------
  Balance                     07/01/2005    1,000,000       100      37,572                   37,672
  Share exchange              10/02/2005   15,697,000     1,570     452,453                  454,023
                                           ----------   -------   ---------    ---------   ---------
                                           16,697,000     1,670     490,025                  491,695
Net loss cumulative from inception date
 of July 19, 2000 to December 31, 2001                                            53,021)    (53,021)
                                           ----------   -------   ---------    ---------   ---------
  Balance December 31, 2001                16,697,000   $ 1,670    $490,025    $ (53,021)  $ 438,674
                                           ==========   =======   =========    =========   =========


                      See Accompanying Notes and Independent Accountant's Report.

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

          Pursuant to the terms of the share exchange which was effective as of October 1, 2001, the Company acquired all of the issued and outstanding stock of the Teda Technologies Inc. ("TTC") in exchange for the issuance of 15,697,000 shares of its authorized but previously unissued shares of common stock, which shares were valued at $506,335 for purposes of the acquisition. Detailed are as follows:

          Issuance of 15,697,000 common shares at par value
           of $0.0001 per share                                       $   1,570
          Stockholders' equity of Teda Technologies, Inc. at
               October 1, 2001                                          506,335
                                                                      ---------
          Additional paid in capital representing excess of
               net assets acquired over cost                          $ 504,765
                                                                      =========

          Teda Technologies Inc., thereby becomes a wholly owned subsidiary of Teda Technologies International, Inc. TTC is a Canadian company incorporated in the Province of British Columbia, Canada.

          The historical information of Teda Technologies Inc. that is the basis for the pro forma information at October 1, 2001, is as follows:

                                                           Teda
                                   Teda Technologies   Technologies    TianJin
Summary Balance Sheet              Inc. Consolidated       Inc.        WangFang
                                   -----------------   ------------    --------
  Assets
    Cash and cash equivalents          $ 449,169         $  96,212    $ 352,957
    Prepaid expenses                       7,732                --        7,732
                                       ---------         ---------    ---------
                                         456,901            96,212      360,689
    Investment in Teda Pioneer
      Technologies Co. Ltd.              288,721                --      288,721
    Deferred costs                         1,539                --        1,539
                                       ---------         ---------    ---------
                                       $ 747,161         $  96,212      650,949
                                       =========         =========    =========
  Liabilities
    Due to related parties             $ 122,863         $ 122,863    $      --
  Minority interest in
   consolidated net assets                55,124                --       55,124
  Deferred Liabilities
    Deferred income                       62,839                --       62,839
                                       ---------         ---------    ---------
                                         240,826           122,863      117,963
                                       ---------         ---------    ---------
  Stockholders' equity
    Capital stock
      - par value                          1,087
      - additional paid-in capital       529,298
                                       ---------
                                         530,385
    Retained earnings (Deficit)          (24,050)
                                       ---------         ---------    ---------
                                         506,335           (26,651)     532,986
                                       ---------         ---------    ---------
                                       $ 747,161         $  96,212    $ 650,949
                                       =========         =========    =========

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

          Segmented Information

          The Company's identifiable assets as at December 31, 2001 are located in the following countries:

                    Canada                                $  (4,429)
                    China                                   775,812
                                                          ---------
                                                          $ 771,383
                                                          =========

Note 3.  CASH AND CASH EQUIVALENTS

           The total for cash and cash equivalents as at December 31, 2001, is made up as follows:

                    Cash in bank current accounts         $   9,779
                    Short term deposits                     350,000
                    Cash in lawyer's trust account           85,161
                                                          ---------
                    Total                                 $ 444,940
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

Note 5.   INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD

          As at May 31, 2001, the Company set up a joint venture company named Teda Pioneer Technologies Co. Ltd. in Tianjin China, of which, Tianjin Wan Fang Teda Science and Technology Co Ltd. invested $225,882 (Chinese Yuan 1,920,000) for a 48% unencumbered interest in the joint venture company. Carrying amount for the Investment in Teda Pioneer Technologies Co. Ltd. is in accordance with the equity method, and is comprised of the following:

               Cost                                       $ 225,882
               Share of profit - 48% of  $190,187            91,290
                                                          ---------
               Equity balance, as at December 31, 2001    $ 317,172
                                                          =========

          Yu Xun Chuang Xian Information Development Co. Ltd. owns 52% of the joint venture company by investing $244,706 (Chinese Yuan 2,080,000). The financial statements of Teda Pioneer Technologies Co. Ltd. are not consolidated in these financial statements; see summarized financial data, below.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)


Note 5.   INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont'd)

                       TEDA PIONEER TECHNOLOGIES CO. LTD.
                                  Balance Sheet
                                December 31, 2001
                                   (Unaudited)

                                Assets

          Current Assets
            Cash and cash equivalents                          $ 453,597
            Prepaid expenses                                     117,647
            Accounts receivable, trade                            55,235
            Inventory                                                 --
                                                               ---------
                                                                 626,479
                                                               ---------
          Deferred costs                                          32,808
          Less:  accumulated depreciation                         (7,980)
                                                               ---------
                                                                  24,828
                                                               ---------
          Capital assets, at cost                                 37,946
          Less:  accumulated depreciation                         (3,604)
                                                               ---------
                                                                  34,342
                                                               ---------
                                                               $ 685,649
                                                               =========

                 Liabilities and Shareholders' Equity

          Current Liabilities
            Accounts payable                                   $  24,873
            Advances from customers                                   --
                                                               ---------
                                                                  24,873
                                                               ---------
          Shareholders' Equity
            Capital stock                                        470,588
            Retained earnings                                    190,188
                                                               ---------
                                                                 660,776
                                                               ---------
                                                               $ 685,649
                                                               =========

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)


Note 5.   INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont'd)

                       TEDA PIONEER TECHNOLOGIES CO. LTD.
                               Statement of Income
                      Three Months ended December 31, 2001
                                   (Unaudited)


          Revenue                                              $ 196,592
          Direct Costs                                            94,726
                                                               ---------
          Gross Profit                                           101,866
                                                               ---------
          General and Administration Costs
            Amortization - Fixed assets                            1,802
            Amortization - Deferred costs                          3,990
            Bank charge and interest                              (2,693)
            Office costs                                          15,234
            Travel and promotion                                   8,535
            Wages and benefits                                    15,726
                                                               ---------
                                                                  42,594
                                                               ---------
          Net profit for the period                            $  59,272
                                                               =========



                       TEDA PIONEER TECHNOLOGIES CO. LTD.
                         Statements of Retained Earnings
                      Three Months ended December 31, 2001
                                   (Unaudited)


          Profit for the period                                $  59,272
          Retained earnings, beginning of period                 130,916
                                                               ---------
          Retained earnings, end of period                     $ 190,188
                                                               =========

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)


Note 5.  INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont'd)

                       TEDA PIONEER TECHNOLOGIES CO. LTD.
                             Statement of Cash Flows
                      Three Months ended December 31, 2001
                                   (Unaudited)


          Cash derived from (applied to)

            Operating activities
              Net profit for the period                        $  59,272
              Less:  non-cash items
                Amortization - fixed assets                        1,802
                Amortization - deferred costs                      3,990
                                                               ---------
                                                                  65,064

            Changes in non-cash working capital items
              Accounts receivable (increase)                     (17,911)
              Prepaid expenses (increase)                       (112,882)
              Inventories (increase)                              32,583
              Accounts payable increase                            9,764
              Advances from customers increase                    (1,018)
                                                               ---------
                                                                 (24,400)
                                                               ---------

            Financing activities
              Capital stock issued                                    --
                                                               ---------

            Investing activities
              Fixed assets purchased                                  --
              Deferred costs                                          --
                                                               ---------

          Cash and cash equivalents, increase during
           the period                                            (24,400)

          Cash and cash equivalents, beginning of period         477,997
                                                               ---------

          Cash and cash equivalents, end of period             $ 453,597
                                                               =========


Note 6.   MINORITY INTEREST

          At December 31, 2001, the consolidated financial statements of Teda Technologies Inc. consist of Teda Tchnologies International Inc. and its 90% owned subsidiary, Tianjin Wan Fang Teda Science and Technology Co. Ltd. and disclose a Minority Interest of $55,124.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)


Note 7.   FINANCIAL INSTRUMENTS

          The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, and investment in Teda Pioneer Technologies Co., Ltd., Accounts payable and due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 8.   PENSION AND EMPLOYMENT LIABILITIES

          The Company does not have liabilities as at December 31, 2001, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 9.   ACQUISITION

          Teda Technologies Inc. acquired a 90% interest in Tianjin Wanfang Teda Science and Technology Co. Ltd. as at October 1, 2001 for a consideration of $1.00. The latter company owns 48% of Teda Pioneer Technologies Co. Ltd. The majority (52%) owner of Teda Pioneer Technologies Co. Ltd. is Yu Xun Chuang Xian Information Development Co. Ltd.

Note 10.  OPTION AGREEMENT

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

          2. The PSA entitles TTC to earn a 27% of the net profit (Net Profit) of the Business by reason of its management contribution set forth in the PSA and its Investment which Net Profit it is agreed may, at TTC's option be converted in whole or in part to equity in Pioneer provided the rules and regulations in China permit such ownership

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)


Note 10.  OPTION AGREEMENT (cont'd)

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


Note 10.  OPTION AGREEMENT (cont'd)

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

At a meeting of the Company's Board of Directors held on November 13, 2001, it was unanimously agreed to amend the effective date of the Share Exchange Agreement from September 1, 2001 to October 1, 2001. This amendment was decided upon as a result of material amendments to the Profit Sharing Agreement which was the primary asset of Teda Canada, and as a result of Teda Canada's intent to acquire an equity interest in the Chinese domestic joint venture enterprise known as Teda Pioneer Technologies Co. Ltd. ("Teda Pioneer").

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

Teda Pioneer is establishing a significant market position for its value added IT products and services throughout the Tianjin China and Teda Government region
- - an area with a population of over 11 million people. The Teda Government region alone contains over 3,200 major foreign production plants - each with significant telecommunications equipment and service needs.

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

Gross revenue for the quarter was nil as the Company's share of profits of its minority interest in the subsidiary have not been consolidated. There have also been no revenues generated by the Company previous to this quarter.

Gross profit for the quarter was nil. Net loss for the quarter was ($41,315) after consideration of general and administrative costs.

Gross revenue for the six-month period was nil as compared to 0 in the comparable period in 2000. Net loss for the six-month period was ($44,837) after consideration of general and administrative costs and consideration of the minority interest.

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

Current assets totaled $452,672 which included $444,940 in cash and cash equivalents and $7,732 in prepaid expenses. The December 31, 2000 current asset listing was 0.

Longer term assets included $317,172 in investment in Teda Pioneer and $1,539 in deferred costs. The December 31, 2000 long term asset listing was 0.

Current liabilities totaled $186,295 comprised of $10,425 in accounts payable and $175,870 due to related parties.

Deferred income from an investment interest was $ 91,290 at December 31,2001. An amount of $ 55,124 was due to minority shareholder in a subsidiary as at December 31,2001.

Shareholders equity as at December 31, 2001 totaled $438,674 which included capital stock of $1,670 at par value, $490,025 as additional paid in capital, and ($53,021) as a deficit in retained earnings to date. The December 31, 2000 figures reflected $100 in par value capital stock, $36,861 as additional paid in capital and a deficit of ($39,928) to date.

During the quarter, the cash position declined by an amount of ($29,229) derived from a net loss for the period of ($41,315), $5,000 as a decrease in prepaid expenses and $7,086 as an increase in accounts payable. The minority interest in Teda Pioneer is not consolidated with these statements.

Financing activities during the quarter were $25,000 loaned from a related party. For the six-month period, cash increased by $444,940. Also during the six-month period, a total of $717,372 in financing activities were carried out comprised of $506,335 in stockholder's equity acquired when Teda Canada was acquired, $55,124 in unpaid minority interests in consolidated net assets and $155,913 due to related parties.

Investment activities during the quarter were 0 and $227,421 during the six-month period comprised of $225,882 in investment in Teda Pioneer and $1,539 in deferred costs.

Assets as at December 31, 2001 totaled ($4429) in Canada and $775,812 in China.

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

Date:    April 17, 2002

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