Form 10QSB
period 2002-03-31
TEDA TECHNOLOGIES INTERNATIONAL INC
filed 2002-05-15
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

       [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

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

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2002:

                  16,697,000 Shares of Common Stock (One Class)

             Transitional Small Business Disclosure Format: Yes No X

                                Table of Contents
     ----------------------------------------------------------------------

                                                                         Page #
PART I

Item 1.  Financial Statements............................................ 3-20
Item 2.  Management's Discussion and Analysis or Plan of Operations...... 21

PART II

Item 1.  Legal Proceedings............................................... 26
Item 2.  Changes in Securities........................................... 26
Item 4.  Submission of Matters to a Vote of Security Holders............. 26
Item 6.  Exhibits and Reports on Form 8-K................................ 26

Signatures............................................................... 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of the Company for the three-month and nine-month periods ended March 31, 2002 and March 31, 2001 are appended hereto. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim periods presented.

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
Vancouver, BC   V7Y 1C6



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Teda Technologies International, Inc.
(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheet of Teda Technologies International, Inc. (A Nevada Corporation) as of March 31, 2002, and the Consolidated Statements of Operations, Cash Flows, and Changes in Stockholders' Equity for the nine month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of the management of Teda Technologies International, Inc.

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



                                                     "Moen and Company"


                                                   Chartered Accountants

Vancouver, British Columbia, Canada
May 10, 2002

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                             (A Nevada Corporation)
                           Consolidated Balance Sheet
                                 March 31, 2002
                            (Expressed in US Dollars)
                                   (Unaudited)
                  (With Comparative Figures at March 31, 2001)

                                                        2002            2001
                                                     -----------     ----------
                           Assets
Current Assets
   Cash and cash equivalents (Note 3)                 $ 447,707       $    --
   Accounts receivable                                    4,396            --
   Prepaid expenses                                       7,732            --
                                                      ---------       ---------

                                                        459,835            --
Investment in Teda Pioneer Technologies
  Co. Ltd. at equity (Notes 5)                          350,038            --
Deferred costs                                            1,352            --
                                                      ---------       ---------
                                                      $ 811,225       $    --
                                                      =========       =========

             Liabilities and Shareholders' Equity

Current Liabilities

   Accounts payable                                   $   1,514       $   4,743
   Due to related parties (Note 4)                      239,225            --
                                                      ---------       ---------
                                                        240,739           4,743
Minority interest (Note 6)                               53,555            --
Deferred Liability (Note 5)
   Deferred income                                      124,156            --
                                                      ---------       ---------
                                                        418,450           4,743
                                                      ---------       ---------
Shareholders' Equity

   Capital stock
       par value                                          1,670             100
       additional paid in capital                       490,025          36,926
   Retained earnings (deficit)                          (98,920)        (41,769)
                                                      ---------       ---------
                                                        392,775          (4,743)
                                                      ---------       ---------
                                                      $ 811,225       $    --
                                                      =========       =========
Approved on behalf of the board:

   "Jun Zhou"            , Director
-------------------------

   "Peng Chen"           , Director
-------------------------

   "Steve Dadson"        , Director
-------------------------

   "Richard Wang"        , Director
-------------------------

       See Accompanying Notes and Independent Accountants' Review Report

                          TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                  (A Nevada Corporation)
                           Consolidated Statement of Operations
                                 (Expressed in US Dollars)
                                        (Unaudited)
                                       Cumulative From                                             Nine Months
                                       Inception Date           Quarter Ended                         Ended
                                      of July 19, 2000             March 31,                        March 31,
                                        to March 31,     -----------------------------     -----------------------------
                                            2002             2002             2001            2002             2001
                                       --------------    ------------     ------------     ------------     ------------
Revenue
   Interest income                      $      2,822     $       --       $       --       $       --       $       --
                                        ------------     ------------     ------------     ------------     ------------

General and Administration Costs
   Bank charges and interest                     429               66             --                245             --
   Depreciation                                   19               19             --                 19             --
   Investor relations and
       investor communications                 7,500             --               --              7,500             --
   Licences, dues                                684               81             --                 81             --
   Office costs                               24,168           18,357           23,729                8
   Professional fees                          39,377            9,206            1,477           37,732           10,194
   Transfer agent and filing fees              8,579            7,209             --              8,579             --
   Travel and promotion                       22,555           12,530             --             14,420             --
                                        ------------     ------------     ------------     ------------     ------------
                                             103,311           47,468            1,477           92,305           10,202
                                        ------------     ------------     ------------     ------------     ------------
Net profit (loss) from operations           (100,489)         (47,468)          (1,477)         (92,305)         (10,202)
Minority interest                              1,569            1,569             --              1,569             --
                                        ------------     ------------     ------------     ------------     ------------
Net profit (loss) for the period        $    (98,920)    $    (45,899)    $     (1,477)    $    (90,736)    $    (10,202)
                                        ============     ============     ============     ============     ============

Basic and diluted earnings (loss)
  per common share                      $      (0.01)    $      (0.00)    $      (0.00)    $      (0.01)    $      (0.01)
                                        ============     ============     ============     ============     ============
Weighted average number of
   shares outstanding                     16,697,000       16,697,000        1,000,000       16,697,000        1,000,000
                                        ============     ============     ============     ============     ============

See Accompanying Notes and Independent Accountants' Review Report

                             TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                   (A Nevada Corporation)
                                Statements of Retained Earnings

                                    (Expressed in US Dollars)
                                         (Unaudited)
                                   Cumulative From                                     Nine Months
                                   Inception Date         Quarter Ended                   Ended
                                  of July 19, 2000         March 31,                     March 31,
                                    to March 31,   --------------------------    --------------------------
                                       2002            2002          2001           2001          2000
                                   -------------   -----------    -----------    -----------    -----------



Profit (loss) for the period         $(98,920)      $(45,899)      $ (1,477)      $(90,736)      $(10,202)
Retained earnings (deficit),
   beginning of period                   --          (53,021)       (40,292)        (8,184)       (31,567)
                                     --------       --------       --------       --------       --------
Retained earnings (deficit),
   end of period                     $(98,920)      $(98,920)      $(41,769)      $(98,920)      $(41,769)
                                     ========       ========       ========       ========       ========


       See Accompanying Notes and Independent Accountants' Review Report

                                   TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                        (A Nevada Corporation)
                                        Statement of Cash Flows
                                       (Expressed in US Dollars)
                                             (Unaudited)
                                               Cumulative From                                    Nine Months
                                                Inception Date       Quarter Ended                   Ended
                                               of July 19, 2000        March 31,                    March 31,
                                                 to March 31,   -------------------------   --------------------------
                                                    2002           2002          2001          2002           2001
                                                --------------  ----------    -----------   ----------    ------------
Cash derived from (applied to)

   Operating activities
     Net profit (loss) for the period             $ (98,920)    $ (45,899)    $  (1,477)    $ (90,736)    $ (10,202)
     Depreciation                                        19            19          --              19          --
     Changes in non-cash working capital items
       Accounts receivable                           (4,396)       (4,396)         --          (4,396)         --
       Prepaid expenses                              (7,732)         --            --          (2,732)         --
       Accounts payable increase                      1,514        (8,911)        1,412        (6,353)       (3,327)
                                                  ---------     ---------     ---------     ---------     ---------
                                                   (109,515)      (59,187)          (65)     (104,198)      (13,529)
                                                  ---------     ---------     ---------     ---------     ---------
   Financing activities
     Capital stock                                  491,695          --              65       506,335        13,529
     Minority interest in
       consolidated net assets                       53,555        (1,569)         --          53,555          --
     Due to related parties                         239,225        63,355          --         219,268          --
                                                  ---------     ---------     ---------     ---------     ---------
                                                    784,475        61,786            65       779,158        13,529
                                                  ---------     ---------     ---------     ---------     ---------
   Investing activities
     Investment in Teda Pioneer
       Technologies Co., Ltd.                      (225,882)         --            --        (225,882)         --
     Deferred costs                                  (1,371)          168          --          (1,371)         --
                                                  ---------     ---------     ---------     ---------     ---------
                                                   (227,253)          168          --        (227,253)         --
                                                  ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents,
   increase (decrease) during the period            447,707         2,767          --         447,707          --

Cash and cash equivalents,
    beginning of period                                --         444,940          --            --            --
                                                  ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents,
   end of period                                  $ 447,707     $ 447,707     $    --       $ 447,707     $    --
                                                  =========     =========     =========     =========     =========

       See Accompanying Notes and Independent Accountants' Review Report

                                                              TEDA TECHNOLOGIES INTERNATIONAL, INC.
                                                                    (A Nevada Corporation)
                                                               Statement of Stockholders' Equity
                                                                       March 31, 2002
                                                                 (Expressed in US Dollars)
                                                                        (Unaudited)

                                                                                 Additional         Retained
                                     Issued      Number of          Par            Paid-in          Earnings
                                      Date         Shares          Value           Capital          (Deficit)          Total
                                  -----------  --------------   --------------   ------------    ---------------   --------------
     private placement               1/7/99        1,000,000    $          100   $        200    $                 $          300
     expenses paid by related
     parties on behalf of the
     Company:                       6/30/00                                            23,197                              23,197
                                    6/30/01                                            14,175                              14,175
                                               --------------   ---------------  -------------   ----------------  ---------------
     Balance                        6/30/01        1,000,000               100         37,572                              37,672
     Share exchange                 10/1/01       15,697,000             1,570        452,453                             454,023
                                               --------------   ---------------  -------------   ----------------  ---------------
                                                  16,697,000             1,670        490,025                             491,695
Net loss cumulative from
 inception date of July 19,
 2000 to March 31, 2002                                                                                 (98,920)          (98,920)
                                               --------------   ---------------  -------------   ----------------  ---------------
     Balance March 31, 2002                       16,697,000    $        1,670   $    490,025    $      (98,920)   $      392,775
                                               ==============   ===============  =============   ================  ===============



       See Accompanying Notes and Independent Accountants' Review Report

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

        Pursuant to the terms of the share exchange which was effective as of October 1, 2001, the Company acquired all of the issued and outstanding stock of the Teda Technologies Inc. ("TTC") in exchange for the issuance of 15,697,000 shares of its authorized but previously unissued shares of common stock, which shares were valued at $506,335 for purposes of the acquisition. Detailed are as follows:

        Issuance of 15,697,000 common shares at par value
             of $0.0001 per share                                 $       1,570
        Stockholders' equity of Teda Technologies, Inc. at
             October 1, 2001                                            506,335
                                                                  -------------
        Additional paid in capital representing excess of
             net assets acquired over cost                        $     504,765
                                                                  =============

        Teda Technologies Inc., thereby becomes a wholly owned subsidiary of Teda Technologies International, Inc. TTC is a Canadian company incorporated in the Province of British Columbia, Canada.

        The historical information of Teda Technologies Inc. that is the basis for the pro forma information at October 1, 2001, is as follows:

                                              Teda Technologies Inc.      Teda                 TianJin
Summary Balance Sheet                              Consolidated       Technologies Inc.        WangFang
                                                   ------------       -----------------        --------
    Assets
  Cash and cash equivalents                           $ 449,169           $  96,212           $ 352,957
  Prepaid expenses                                        7,732                --                 7,732
                                                      ---------           ---------           ---------
                                                        456,901              96,212             360,689
  Investment in Teda Pioneer
    Technologies Co. Ltd.                               288,721                --               288,721
  Deferred costs                                          1,539                --                 1,539
                                                      ---------           ---------           ---------
                                                      $ 747,161           $  96,212             650,949
                                                      =========           =========           =========
Liabilities
  Due to related parties                              $ 122,863           $ 122,863           $    --
Minority interest in consolidated net assets             55,124                --                55,124
Deferred Liabilities
  Deferred income                                        62,839                --                62,839
                                                      ---------           ---------           ---------
                                                        240,826             122,863             117,963
                                                      ---------           ---------           ---------
Stockholders' equity
  Capital stock - par value                               1,087
                - additional paid-in capital            529,298
                                                      ---------
                                                        530,385
  Retained earnings (Deficit)                           (24,050)
                                                      ---------           ---------           ---------
                                                        506,335             (26,651)            532,986
                                                      ---------           ---------           ---------
                                                      $ 747,161           $  96,212           $ 650,949
                                                      =========           =========           =========

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

        Segmented Information

        The Company's identifiable assets as at March 31, 2002 are located in the following countries:

                         Canada                  $       158,331
                         China                           652,894
                                                 ---------------
                                                 $       811,225

Note 3. CASH AND CASH EQUIVALENTS

        The total for cash and cash equivalents as at March 31, 2002, is made up as follows:

              Cash in bank current accounts            $      12,546
              Short term deposits                            350,000
              Cash in lawyer's trust account                  85,161
                                                       -------------
              Total                                    $     447,707
                                                       =============

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Note 4. RELATED PARTY TRANSACTIONS - $239,225

        The total amount due to related parties as at March 31, 2002 is $239,225. This amounts is unsecured, non interest bearing, with no specific terms of repayment.

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

             Cost                                            $       225,882
                                                             ---------------
             Share of profit - 48% of  $190,187,
                  to December 31, 2001                                91,290
                  January 1, 2002 to March 31, 2002
                   - 48% of $68,471                                   32,866
                                                             ---------------
                  Booked as deferred income                          124,156
                                                             ---------------

             Equity balance, as at March 31, 2002            $       350,038
                                                             ===============

        Yu Xun Chuang Xian Information Development Co. Ltd. owns 52% of the joint venture company by investing $280,311 (Chinese Yuan 2,080,000). The financial statements of Teda Pioneer Technologies Co. Ltd. are not consolidated in these financial statements; see summarized financial data, below.

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Note 5.  INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont'd)

                       TEDA PIONEER TECHNOLOGIES CO. LTD.

                                  Balance Sheet
                                 March 31, 2002
                                   (Unaudited)


                           Assets
Current Assets
    Cash and cash equivalents                               $ 416,134
    Accounts receivable, trade                                 94,037
    Inventories                                                88,304
    Prepaid expenses                                           15,899
                                                            ---------

                                                              614,374
                                                            ---------
Fixed assets, at cost                                         310,987
Less:  accumulated depreciation                                (7,659)
                                                            ---------
                                                              303,328
                                                            ---------
                                                            $ 917,702
                                                            =========

             Liabilities and Shareholders' Equity

Current Liabilities

    Accounts payable                                        $ 188,455
    Advances from costomers                                      --
                                                            ---------
                                                              188,455
                                                            ---------
Shareholders' Equity

    Capital stock                                             470,588
    Retained earnings                                         258,659
                                                            ---------
                                                              729,247
                                                            ---------
                                                            $ 917,702
                                                            =========

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Note 5.  INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont'd)


                       TEDA PIONEER TECHNOLOGIES CO. LTD.

                               Statement of Income
                         Six Months ended March 31, 2002
                                   (Unaudited)



Revenue                                                    $ 431,842
Direct Costs                                                 180,200
                                                           ---------
Gross Profit                                                 251,642
                                                           ---------

General and Administration Costs
    Amortization - Fixed assets                                3,604
    Amortization - Deferred costs                              7,980
    Bank charges and interest                                 (2,701)
    Office costs                                              25,215
    Travel and promotion                                      58,349
    Wages and benefits                                        31,452

                                                           ---------
                                                             123,899
                                                           ---------
Net profit for the period                                  $ 127,743
                                                           =========

     Note: J/V Company is tax free for first three years.


                       TEDA PIONEER TECHNOLOGIES CO. LTD.
                       TEDA PIONEER TECHNOLOGIES CO. LTD.
                         Statements of Retained Earnings
                         Six Months ended March 31, 2002
                                   (Unaudited)


Profit for the period                                      $ 127,743
Retained earnings, beginning of period                       130,916
                                                           ---------
Retained earnings, end of period                           $ 258,659
                                                           =========

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Note 5.  INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont'd)

                       TEDA PIONEER TECHNOLOGIES CO. LTD.

                             Statement of Cash Flows
                         Six Months ended March 31, 2002
                                   (Unaudited)


Cash derived from (applied to)

    Operating activities
       Net profit for the period                           $ 127,743
       Less: non-cash items
          Amortization - fixed assets                          3,604
          Amortization - deferred costs                        7,980
                                                           ---------
                                                             139,327
       Changes in non-cash working capital items
          Accounts receivable (increase)                     (56,713)
          Prepaid expenses (increase)                        (11,134)
          Inventories (increase)                             (55,721)
          Accounts payable increase                          173,346
          Advances from customers                             (1,018)
                                                           ---------
                                                             188,087
                                                           ---------
    Financing activities
       Capital stock issued                                     --
                                                           ---------
    Investing activities
       Fixed assets purchased                               (273,041)
       Deferred costs                                         23,091
                                                           ---------
                                                            (249,950)
                                                           ---------
Cash and cash equivalents, Increase during the period        (61,863)

Cash and cash equivalents, beginning of period               477,997
                                                           ---------

Cash and cash equivalents, end of period                   $ 416,134
                                                           =========

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Note 6. MINORITY INTEREST

        At march 31, 2002, the consolidated financial statements of Teda Technologies Inc. consist of Teda Tchnologies International Inc. and its 90% owned subsidiary, Tianjin Wan Fang Teda Science and Technology Co. Ltd. and disclose a Minority Interest of $53,555.

Note 7. FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, accounts receivable, investment in Teda Pioneer Technologies Co., Ltd., Accounts payable and due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 8. PENSION AND EMPLOYMENT LIABILITIES

        The Company does not have liabilities as at March 31, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

                      TEDA TECHNOLOGIES INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

The original Profit Sharing Agreement dated June 1, 2001, between Teda Canada and Teda Pioneer, was terminated as a result of Teda Canada's acquired equity ownership in Teda Pioneer through its subsidiary and Wang Fang.

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

Results of operations - comparison of the three-month and nine-month periods ended March 31, 2002 and March 31, 2001.

The following discussion should be read in conjunction with the accompanying financial statements for the three-month and nine-month periods ended March 31, 2002, the

Annual Report for the fiscal year ended June 30, 2001 which was filed on Form 10KSB by the Company on November 26, 2001, the Form 10QSB for the period ended December 31, 2001 filed on February 14, 2002 and an amended Form 10QSB/A filed on April 19,2002.

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

Gross revenues and profit for the quarter was $nil since the minority position in Teda Pioneer is not consolidated. Net income for the quarter was $< 45,889> after consideration of general and administrative costs and the 10% minority interest in Wan Fang.

Gross revenue for the nine-month period was $nil as compared to nil in the comparable period in 2001. Net income for the nine-month period was $< 90,736> after consideration of general and administrative costs and consideration of the minority interest.

General and Administrative Expenses

General and administration expenses were $47,468 for the three-month period ended March 31, 2002 versus $1,477 for the corresponding period in 2001. The increase was related to the additional costs of operations as a result of the acquisitions in Canada and China and professional fees associated with the acquisition.

These costs included office costs of $18,357, transfer agent and filing fees of $7,209 and travel/promotion costs of $12,530. Professional fees for the quarter were $9,206 as compared to $1,477 for the corresponding period in 2001.

General and administrative expenses were $92,305 for the nine-month period ended March 31, 2002 versus $10,212 in the 2001 comparable period. Costs during the nine-month period were investor relation costs of $7,500, office costs of $23,729, transfer agent and listing fees of $8,579 and travel/promotion costs of $14,420. Professional fees for the nine-month period were $37,732 as compared to 10,194 in the 2001 comparable period.

Liquidity and Capital Resources

The cash balance at the end of the period was $447,707 compared to nil at March 31, 2001. This included $12,546 in bank account balances, $350,000 in short term deposits and $85,161 held in trust with Teda Canada's Canadian attorney. For the period ended March 31, 2002, net cash increased $2,767 compared to nil in the comparable period for 2001.

Current assets totaled $459,835 which included $447,707 in cash and cash equivalents, $7,732 in prepaid expenses and $4,396 in accounts recievable. The March 31, 2001 current asset listing was nil.

Longer term assets included $350,038 in investment in Teda Pioneer and $1,352 in deferred costs. The March 31, 2001 long term asset listing was nil.

Current liabilities totaled $240,739 comprised of $1,514 in accounts payable and $239,225 due to related parties. The March 31, 2001 liability listing included $4,743 in accounts payable.

Shareholders equity as at March 31, 2002 totaled $392,775 which included capital stock of $1,670 at par value, $ 490,025 as additional paid in capital, and $98,920 as a deficit in retained earnings to date. The March 31, 2001 figures reflected $100 in par value capital stock, $36,926 as additional paid in capital and a deficit of $41,769 to date.

Financing activities during the quarter were $ 63,355 loaned from a related party. For the nine-month period, cash increased by $447,707 as a result of the shareholder's equity acquired when Teda Canada was acquired.

Investment activities were $227,253 during the nine-month period comprised of $225,882 investment in Teda Pioneer and $1,371 in deferred costs.

Assets as at March 31, 2002 totaled $158,331 in Canada and $652,894 in China.

The Company has historically relied upon sales of its common stock, and loans from related parties to finance its operations. Additional financing may be required to meet its obligations in Wan Fang and for current and long-term development, marketing, and working capital. The Company continues to pursue opportunities to undertake private equity financings. There can be no assurances that such financings will take place or, if so, that it will be on acceptable terms. To the extent of any shortfall in financing, the

Company's operations will be delayed, curtailed or prevented, and the Company may be required to substantially modify its operations.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB.

        o       Financial statements for the period ended March 31, 2002.

(b)     Filings on Form 8-K.

        1. Form 8-K/A filed on January 14, 2002 which reported the following:

        Formal filing of Pro forma financials which gave effect to the acquisition of Teda Canada as at October 1, 2001.

        2. Form 8-K/A filed on January 15, 2002 which reported on the following:

        Amendment of the effective date of the acquisition of Teda Canada from September 1,2001 to October 1,2001.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TEDA TECHNOLOGIES INTERNATIONAL INC.

Date:    May 14, 2002

                                           By:   /s/ Jun Zhou
                                           -------------------------------------
                                           Jun Zhou, President


                                           By:   /s/ Peng Chen
                                           -------------------------------------
                                           Peng Chen, Secretary