Form 10KSB
period 2002-06-30
TEDA TECHNOLOGIES INTERNATIONAL INC
filed 2002-11-18
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

___________________

FORM 10-KSB

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2002

OR

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________________________ To ________________________________

Commission file Number              000-27543

Teda Technologies International Inc.

(Name of Small Business Issuer in Its Charter)

Nevada	98-0204680

(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

#380-1200 W. 73rd Avenue
Vancouver, B.C., Canada	V6P 6G5

(Address of Principal Executive Offices)	(Zip Code)

(604) 267-1999

(Issuer’s Telephone Number, Including Area Code)

Previous Address:	Unit #10, 8980 Fraserwood Court, Burnaby, B.C., Canada V5J 5H7

Previous Telephone:	(604) 438-3598

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered

                Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

(Title of Class)

                Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes      X       No ______

                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB.

                State issuer’s revenue for its most recent fiscal year $2,822.00

                State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b -2 of the Exchange Act.) $ N/A

                Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

                State the number of share outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 30, 2002 there were 16,697,000 shares outstanding

                Transitional Small Business Disclosure Format (Check one): [  ] Yes  [  ] No

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

TEDA TECHNOLOGIES INTERNATIONAL INC.
FORM 10-KSB
INDEX

Page

PART I

Item 1.	Description of Business

Item 2.	Description of Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters of a Vote of Security Holders

PART II

Item 5.	Market for Regis trant’s Common Equity and Related
Stockholder Matters

Item 6.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Item 7.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

PART III

Item 9.	Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits and Reports on Form 8-K

Certificates Pursuant to 18 U.S.C. Section 1350, per Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Company History

                From incorporation to October 1, 2001, the Company was a "blank check" company engaged solely in the activity of seeking a merger candidate.

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

                Pursuant to the terms of the share exchange which was effective as of October 1, 2001, the Company acquired all of the issued and outstanding stock of the Teda Canada in exchange for the issuance of 15,697,000 shares of its authorized but previously unissued shares of common stock, which shares were valued at $506,335 for purposes of the acquisition as follows:

Issuance of 15,697,000 common shares at par value of $0.0001 per share	$1,570
Stockholders' equity of Teda Technologies, Inc. at October 1, 2001	506,335

Additional paid in capital representing excess of net assets acquired over cost	$504,765
==========

                Teda Canada, incorporated in British Columbia, thereby became a wholly owned subsidiary of Teda Technologies International, Inc.

                The original Profit Sharing Agreement dated June 1, 2001, between Teda Canada and Teda Pioneer, was terminated as a result of Teda Canada's acquired equity ownership in Teda Pioneer through its subsidiary and Wang Fang.

The Business

                Teda Pioneer has acquired all of the value added telecommunication products and services business previously conducted by Yu Xun Chuang Xian Information Development Co. Ltd. ("Chuang Xian"), a division of the Data Bureau department of China Netcom Group Tianjin (formerly China Telecom).

                The business is the dominant value added telecommunication products provider in Tianjin with specialization in areas of Internet and networking. Teda Pioneer's business license allows for retail and wholesale commerce in areas of:

    Electronic technologies

    Research and development

    Related technology transfer and consulting services

    Computer stationary products

    Computer hardware

    Communications equipment

    Electronic equipment

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

Teda Pioneer has focused on provision of digital data network (DDN) and commercial broadband Internet services (ADSL), particularly with respect to large commercial buildings that have traditionally been under-serviced in Tianjin. Approximately 70% of Teda Pioneer’s business revenue is the sale and installation of ADSL internet access systems to businesses and individuals in Tianjin. China Netcom and Teda Pioneer are the exclusive marketing entities of ADSL services in Tianjin. Teda Pioneer provides all ADSL installation services in the area, including all sales generated by China Netcom. Teda Pioneer also provides web hosting services to approximately 400 customers as well as server parking facilities to an additional 100 clients. Sale of Internet access cards (prepaid telecommunications smart cards) accounts for approximately 15% of revenues.

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

China Netcom Group dominates the Chinese public telecommunications market in the northern 10 provinces, and through high wholesale tariffs, the Internet service provider market. China Netcom Group is a primary provider of fixed line telephone and mobile phone communications products while value added companies provide a range of services and products including derivatives of the Internet such as Internet data centers, web hosting and IP phones. Teda Pioneer is one such enterprise.

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

Strategic Relationships

Tianjin Economic Technological Development Area (Teda Government)

Teda Government oversees one of the first economic development areas established in China in December 1984. Teda Government's special economic zone is a bridge for foreign enterprises seeking to break into China's emerging consumer markets. To date, over 3,200 foreign companies have located at the Teda Government area including Motorola, Nestle and Samsung. Total foreign investment to date exceeds $12.5 billion US.

Within a radius of 500 kilometers of the Teda Government economic zone are 11 Chinese cities with a population over 1 million. This radius area encompasses a population of over 200 million or 1/6th of China's total population.

China Netcom Group - Tianjin

Wan Fang's 52% partner in Teda Pioneer is a division of China Netcom Group - Tianjin. China Netcom, with operations in 10 northern provinces, emerged from a break-up of China Telecom earlier in 2002 and became part of a restructured industry that has four major groups, including China Mobile Communications and China United Telecommunications. China Telecom Group has been split into companies licensed to offer services to the various provinces in the northern and southern regions; about 30 provincial companies have also been created equivalent to the Baby Bells in the United States; and a combination of long-distance, local-service, wireless, data, and broadband licenses have been meted out to each of the new companies. As part of the restructuring, China Telecom’s parent, China Telecom

Group, and China Netcom Group have signed agreements on network-resource sharing, maintenance, access-code management and arrangements for customers needing nationwide services.

China Netcom Group is one of China's telecommunication monopolies and is a dominant Internet backbone in Northern China. China Netcom Group is organized into two macro groups, one which owns and controls the main infrastructure and the other whic h provides the actual services to customers/users. The latter group is open for third parties to collaborate with and compete. Teda Pioneer is one such entity.

Eighty percent of the Tianjin IT market has traditionally been controlled by Chuang Xian and Teda Pioneer is aggressively marketing its product line emphasizing Chuang Xian's rich experience, particularly in areas of broadband and high speed connect, to commercial customers in the Tianjin and Teda Government industrial park areas.

The alliance between the partners in Teda Pioneer combines China Netcom's assets and experience in the Tianjin telecom industry, Teda Government's strategic affiliations and large industrial base and the Company's international management skills and access to capital.

Legal System in the PRC

Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the Peoples Republic of China ("PRC"). Despite this activity in developing the legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 18 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon the business operatio ns or prospects of the Company.

Employees and Consultants

                As of June 30, 2002, the Company had 4 executive consultants with a total of 50 operations staff employed directly by Teda Pioneer.

Option Agreement

On October 1, 2001, Teda Canada signed an option agreement with Teda Pioneer with terms and conditions as follows:

1.	Option to have General Appointment

Teda Pioneer hereby grants Teda Canada an option (Option) to be Teda Pioneer's manager to manage the affairs of Teda Pioneer's Business in accordance with the terms of an agreement (PSA) which automatically takes full force and effect upon Teda Canada investing $500,000 US (Investment) at any time on or before the expiry date 12 months from the date of this agreement.

2.
The PSA entitles Teda Canada to earn a 27% interest in the net profit (Net Profit) of the Business by reason of its management contribution set forth in the PSA and its Investment which Net Profit it is agreed may, at Teda Canada's option be converted in whole or in part to equity in Teda Pioneer provided the rules and regulations in China permit such ownership

3.	.	Termination

This Agreement shall terminate and be of no further force or effect if Teda Canada fails to make the Investment by the Expiry Date unless such date is extended by mutual agreement. In the event Teda Canada does not exercise the Option, Teda Canada will have no further rights to manage the affairs of Teda Pioneer nor be entitled to any share of its Net Profits save through its ownership in Wang Fang Teda (Tianjin) Technologies Development Co. Ltd.

4	.	Conditions

Teda Pioneer agrees that during the currency of this agreement Teda Canada will not offer any of its equity nor rights to its profits similar to the PSA to any other party.

By mutual agreement, the termination date for the Option Agreement has been extended from October 1, 2002 to October 1, 2003.

ITEM 2. DESCRIPTION OF PROPERTIES.

                The Company’s corporate headquarters are located at #380-1200 W. 73rd Avenue, Vancouver, B.C., Canada, V6P 6G5 which entails use of approximately 1,000 sq. feet of space on a month-to-month rental basis of $1,000 per month. In China, the two office locations of Teda Pioneer in Tianjin are used at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.      MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)                Market Prices Of Common Stock

                There is no trading market for the Company’s common stock at present and there has been no trading market to date. Management is currently undertaking discussions with a prospective market maker concerning participation in the after-market for the Company's securities.

Market Price

                The Company’s common stock is not quoted at the present time. The Securities and Exchange Commission has adopted a Rule that established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company cannot predict whether it will qualify its securities for listing on Nasdaq or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. Failure to qualify its securities or to meet the relevant maintenance criteria after qualification in the future may result in the discontinuance of the inclusion of its securities on a national exchange. However, trading, if any, in the Company’s securities may be in the non-Nasdaq over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s securities.

(b)                Shareholders

                As of June 30, 2002, there were 16,697,000 shares of common stock outstanding held by approximately 48 stockholders of record.

(c)                Dividends

                The Company has never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's current management.

                The following discussion should be read in conjunction with the accompanying financial statements for the three-month and twelve-month periods ended June 30, 2002, the Annual Report for the fiscal year ended June 30, 2001 which was filed on Form 10KSB by the Company on November 26, 2001 and the Form 10QSB for the period ended March 30, 2002 filed on May 14, 2002.

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

                The Company is a development stage company and through its wholly owned Canadian subsidiary, Teda Canada, and its wholly owned China subsidiary, Wan Fang Teda (Tianjin) Technologies Development Co. Ltd., owns 90% of the equity of another Chinese company, Wan Fang. Wan Fang owns a 48% interest in an operating Chinese joint venture known as Teda Pioneer.

                On October 1, 2001, the Company acquired 100% of the equity of Teda Canada in consideration for issuing 15,697,000 new treasury shares.

                Gross revenues and profit for the quarter ended June 30, 2002 was nil since the minority position held by Wan Fang in Teda Pioneer is not consolidated. Net income for the quarter was $(32,997) after consideration of general and administrative costs and the 10% minority interest in Wan Fang.

                Gross revenue for the twelve-month period was $2,822 as compared to nil in the comparable period in 2001. Net income for the twelve-month period was $(71,421) after consideration of general and administrative costs and consideration of the minority interest.

                General and Administrative Expenses

                General and administration expenses were $34,630 for the three-month period ended June 30, 2002 versus $17,232 for the corresponding period in 2001. The increase was related to the additional costs of operations as a result of the acquisitions in Canada and China and professional fees associated with the acquisition.

                These costs included office costs of $13,987 and, transfer agent and filing fees of $1,576. Professional fees for the quarter were $19,131 as compared to $8,731 for the corresponding period in 2001.

                Liquidity and Capital Resources

                The cash balance at the end of the period was $427,982 compared to nil at June 30, 2001. For the quarterly period ended June 30, 2002, net cash decreased $19,725 compared to nil in the comparable period for 2001.

                Current assets totaled $440,110, which included $427,982 in cash and cash equivalents, $7,732 in prepaid expenses and $4,396 in accounts receivable. The June 30, 2001 current asset listing included only $5,000 in prepaid expenses.

                Longer term assets included $378,300 in investment in Teda Pioneer and $1,250 in deferred costs. The June 30, 2001 long term asset listing was nil.

                Current liabilities totaled $255,542 comprised of $19,317 in accounts payable and $236,225 due to related parties. The June 30, 2001 liability listing included $7,867 in accounts payable and $19,957 due to related parties.

                Shareholders equity as at June 30, 2002 totaled $359,778 which included capital stock of $1,670 at par value, $490,025 as additional paid in capital, and $(131,917) as a deficit in retained earnings to date. The June 30, 2001 figures reflected $100 in par value capital stock, $37,572 as additional paid in capital and a deficit of $(60,496) to date.

                Financing activities during the quarter were nil. For the twelve-month period, cash increased by $427,982 as a result of the shareholder's equity acquired when Teda Canada was acquired.

                As at May 31,2001, the Company set up a joint venture entity, Teda Pioneer, in which the Company’s subsidiary invested $225,882 for a 48% unencumbered interest. The investment is treated from an accounting perspective as equity as follows:

Cost	$225,882

Share of Profits

48% of $ 190,187 to 12/31/01	91,290

48% of $68,471 to 3/31/02	32,866

48% of $58,880 to 6/30/02	28,262 for a total of $152,418 which is treated as deferred income.

The total investment as at June 30, 2002 in Teda Pioneer is shown as the original cost plus deferred income for a total of $378,300.

Investment activities were $227,170 during the twelve-month period comprised of $225,882 investment in Teda Pioneer and $1,288 in deferred costs.

Assets as at June 30, 2002 totaled $110,786 in Canada and $708,874 in China.

The Company has historically relied upon loans from related parties to finance its operations. Additional financing may be required to meet its obligations in Wan Fang and for current and long-term development, marketing, and working capital. The Company continues to pursue opportunities to undertake private equity financings. There can be no assurances that such financings will take place or, if so, that it will be on acceptable terms. To the extent of any shortfall in financing, the Company's operations will be delayed, curtailed or prevented, and the Company may be required to substantially modify its operations.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2002 VS. YEAR END JUNE 30, 2001

                The Company has recorded revenues of $2,822 for the year ended June 30, 2002 as compared to revenues of nil for the comparable year period ended June 30, 2001.

                Expenses in the year were $77,445 as compared to $27,434 in the 2001 fiscal year. Primary expense areas were office costs of $25,994; professional fees of $13,485; travel and promotion of $20,311; transfer agent and filing fees of $9,343; and investor relations and communications costs of $7,500.

                In fiscal year 2001, the major expenses were professional fees of $18,925; office costs of $5,453; and transfer agent and filing fees of $812.

                The Company recorded a net loss of $(71,421) for the year ended June 30, 2002 as compared to a loss of $(27,434) for the comparable period ended June 30, 2001, an increase of $(43,987).

                Current assets as at June 30, 2002 were $440,110 as compared to $5,000 at yearend 2001. Fixed assets at June 30, 2002 were $379,550 as compared to nil at yearend 2001.

                A total of $216,268 in funds were advanced from related parties as non-interest bearing loans with repayment not scheduled prior to June 30, 2003. During the year, funds totaling $225,882 were advanced to the Company’s Chinese subsidiary.

PLAN OF OPERATIONS AND BUSINESS STRATEGY

LIQUIDITY AND CAPITAL RESOURCES

                The Company's working capital at June 30, 2002 was $184,568. The long-term liabilities amount of $204,340 is comprised of $51,922 due to minority interests and $ 152,418 as deferred income. Since incorporation, the Company has funded its operations from the issuance of common stock and loans from directors.

                The Company did not raise any funds through the issuance of the Company's Common Stock during the quarter ending June 30, 2002.

                The Company may be required to raise additional funds during 2003. At present, there are no firm commitments for financing and no assurance can be given that such financing will be made available. No additional employees are expected to be added prior to completion of the planned financing raise. There are no material commitments for capital expenditures planned for the next 12 months.

INFLATION

                The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

ITEM 7. FINANCIAL STATEMENTS.

(a)                Financial Statements

The following financial statements of the Company are set forth at the end hereof.

1.		Independent Auditors Report

2.		Consolidated Balance Sheets of Teda Technologies International Inc. and Subsidiaries as of June 30, 2002 and June 30, 2001.

3.
Consolidated Statements of Income of Teda Technologies International Inc. and Subsidiaries for the years ended June 30, 2002 and June 30, 2001, for the quarters ended June 30, 2002 and 2001, and for the period from inception (July 25, 1997) through June 30, 2002.

4.	.
Consolidated Statement of Retained Earnings (Deficit) for the years ended June 30, 2002 and 2001; for the quarters ended June 30, 2002 and 2001; and for the period from inception (July 25, 1997) through June 30, 2002.

5.		Consolidated Statements of Stockholders' Equity of Teda Technologies International Inc. and Subsidiaries for the period from inception (July 25, 1997) through June 30, 2002.

6.		Consolidated Statements of Cash Flows of Teda Technologies International Inc. and Subsidiaries for the years ended June 30, 2002 and June 30, 2001; for the quarters ended June 30, 2002 and 2001, and for the period from inception (July 25, 1997) through June 30, 2002.

7.		Notes to Consolidated Financial Statements

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129	Telephone:	(604) 662-8899
Suite 1400 – 701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6	Email:	moenandcompany@attcanada.net

INDEPENDENT AUDITORS’ REPORT

To the Directors and Shareholders of
Teda Technologies International, Inc.
(A Nevada Corportion)

We have audited the accompanying Consolidated Balance Sheet of Teda Technologies International, Inc. (A Nevada Corporation) as of June 30, 2002, and the related Consolidated Statements of Income, Retained Earnings (Deficit), Cash Flows, and Changes in Stockholders’ Equity for the year then ended.

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of Teda Technologies International, Inc. as of June 30, 2001, were audited by other auditors whose report, dated November 8, 2001, expressed a qualified opinion on those statements relating to the Company’s financial position at June 30, 2001 as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teda Technologies International, Inc. (A Nevada Corporation) as of June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

“Moen and Company”

Chartered Accountants
Vancouver, British Columbia, Canada
November 12, 2002

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Balance Sheet
June 30, 2002
(Expressed in US Dollars)
(With Comparative Figures at June 30, 2001)

	June 30,

	2002	2001

Assets
Current Assets
Cash and cash equivalents	$427,982	$--
Accounts receivable	4,396	--
Prepaid expenses	7,732	5,000

Total Current Assets	440,110	5,000
Investment in Teda Pioneer Technologies Co. Ltd. at equity (Note 4)	378,300	--
Deferred costs, less accumulated amortization	1,250	--

Total Assets	$819,660	$5,000

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$19,317	$7,867
Due to related parties (Note 3)	236,225	19,957

Total Current Liabilities	255,542	27,824
Minority interest (Note 5)	51,922	--
Deferred Liability (Note 4)
Deferred income	152,418	--

Total Liabilities	459,882	27,824

Stockholders' Equity
Capital stock
Common stock $0.0001 par value, 100,000,000 shares authorized,
16,697,000 shares issued and outstanding (2001 - 1,000,000)
par value	1,670	100
additional paid in capital	490,025	37,572
Retained earnings (deficit)	(131,917)	(60,496)

Total Stockholders' Equity	359,778	(22,824)

Total Liabilities and Stockholders' Equity	$819,660	$5,000

    "Jun Zhou"            , Director

    "Peng Chen"         , Director

    "Steve Dadson"    , Director

    "Richard Wang"   , Director

See Accompanying Notes and Independent Auditors' Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
 (A Nevada Corporation)
Consolidated Statement of Income
(Expressed in US Dollars)

	Cumulative From
	Inception Date
	of July 25, 1997	Quarter Ended June 30,		Year Ended
	to June 30,			June 30,

	2002	2002	2001	2002	2001

Revenue
Interest income	$2,822	$--	$--	$2,822	$--

General and Administration Costs
Bank charges and interest	346	(83)	--	346	--
Amortization of deferred costs	38	19	--	38	--
Investor relations and
investor communications	7,500	--	--	7,500	--
Licences, dues	684	--	--	428	--
Office costs	38,155	13,987	5,445	25,994	5,453
Professional fees	58,508	19,131	8,731	13,485	18,925
Transfer agent and filing fees	10,155	1,576	812	9,343	812
Travel and promotion	22,555		2,244	20,311	2,244

	137,941	34,630	17,232	77,445	27,434

Net profit (loss) from operations	(135,119)	(34,630)	(17,232)	(74,623)	(27,434)
Minority interest	3,202	1,633	--	3,202	--

Net profit (loss) for the period	$(131,917)	$(32,997)	$(17,232)	$(71,421)	$(27,434)

Basic and diluted earnings (loss)
per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Weighted average number of
shares outstanding	16,697,000	16,697,000	1,000,000	16,697,000	1,000,000

See Accompanying Notes and Independent Auditors' Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Statements of Retained Earnings (Deficit)
(Expressed in US Dollars)

	Cumulative From
	Inception Date
	of July 25, 1997	Quarter Ended		Year Ended
	to June 30,	June 30,		June 30,

	2002	2002	2001	2002	2001

Net profit (loss) for the period	$(131,917)	$(32,997)	$(17,232)	$(71,421)	$(27,434)
Retained earnings (deficit),
beginning of period	--	(98,920)	(43,264)	(60,496)	(33,062)

Retained earnings (deficit),
end of period	$(131,917)	$(131,917)	$(60,496)	$(131,917)	$(60,496)

See Accompanying Notes and Independent Auditors' Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)

	Cumulative From
	Inception Date
	of July 25, 1997	Quarter Ended		Year Ended
	to June 30,	June 30,		June 30,

	2002	2002	2001	2002	2001

Cash derived from (applied to)
Operating activities
Net profit (loss) for the period	$(131,917)	$(32,997)	$(17,232)	$(71,421)	$(27,434)
Non cash charge - Amortization of
deferred costs	38	19	--	38	--
Changes in non-cash working capital items
Accounts receivable	(4,396)		--	(4,396)	--
Prepaid expenses	(7,732)	--	(5,000)	(2,732)	(5,000)
Accounts payable	19,317	17,803	1,629	11,450	(1,698)

	(124,690)	(15,175)	(20,603)	(67,061)	(34,132)

Financing activities
Capital stock	491,695	--	646	454,023	14,175
Minority interest in
consolidated net assets	51,922	(1,633)	--	51,922	--
Due to related parties	236,225	(3,000)	19,957	216,268	19,957

	779,842	(4,633)	20,603	722,213	34,132

Investing activities
Investment in Teda Pioneer
Technologies Co., Ltd.	(225,882)	--	--	(225,882)	--
Deferred costs	(1,288)	83	--	(1,288)	--

	(227,170)	83	--	(227,170)	--

Cash and cash equivalents,
increase (decrease) during the period	427,982	(19,725)	--	427,982	--

Cash and cash equivalents,
beginning of period	--	447,707	--	--	--

Cash and cash equivalents,
end of period	$427,982	$427,982	$--	$427,982	$--

See Accompanying Notes and Independent Auditors' Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Statement of Stockholders' Equity
From Date of Inception of July 25, 1997 to June 30, 2002
(Expressed in US Dollars)

				Additional		Retained
	Issued	Number of	Par	Paid-in		Earnings
	Date	Shares	Value	Capital		(Deficit)	Total

private placement	1/7/99	1,000,000	$100	$200	$		$300
Balance July, 1999						(1,923)	(1,923)
Net loss for year ended June 30, 2000						(31,139)	(31,139)
Net loss for year ended June 30, 2001						(27,434)	(27,434)
Expenses paid by related parties
on behalf of the Company
Year ended June 30, 2000				23,197			23,197
Year ended June 30, 2001				14,175			14,175

Balance	6/30/01	1,000,000	100	37,572		(60,496)	(22,824)
Share exchange	10/1/01	15,697,000	1,570	452,453			454,023

		16,697,000	1,670	490,025		(60,496)	431,199
Net loss for year ended June 30, 2002						(71,421)	(71,421)

Balance June 30, 2002		16,697,000	$1,670	$490,025		$(131,917)	$359,778

See Accompanying Notes and Independent Auditors' Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2002

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on July 15, 1997, as Express Investments Associates, Inc. and on November 21, 2000, changed its name to Teda Technologies International, Inc.

Pursuant to the terms of the share exchange which was effective as of October 1, 2001, the Company acquired all of the issued and outstanding stock of the Teda Technologies Inc. (“TTC”) in exchange for the issuance of 15,697,000 shares of its authorized but previously unissued shares of common stock, and Teda Technologies Inc., thereby became a wholly owned subsidiary of Teda Technologies International, Inc. TTC is a Canadian company incorporated in the Province of British Columbia, Canada, which owns 90% of shares of TianJin Wang Fang Teda Science and Technology Co. Ltd., incorporated in TianJin, China.

The historical information of Teda Technologies Inc. that is the basis for the pro forma information at October 1, 2001, is as follows:

	Teda Technologies Inc.	Teda		TianJin
Summary Balance Sheet	Consolidated	Technologies Inc	.	WangFang

Assets
Cash and cash equivalents	$449,169	$96,212		$352,957
Prepaid expenses	7,732	--		7,732

	456,901	96,212		360,689
Investment in Teda Pioneer
Technologies Co. Ltd.	288,721	--		288,721
Deferred costs	1,539	--		1,539

	$747,161	$96,212		650,949

Liabilities
Due to related parties	$122,863	$122,863		$--
Minority interest in consolidated net assets	55,124	--		55,124
Deferred Liabilities
Deferred income	62,839	--		62,839

	240,826	122,863		117,963

Stockholders' equity
Capital stock - par value	1,087
- additional paid-in capital	529,298

	530,385
Retained earnings (Deficit)	(24,050)

	506,335	(26,651)		532,986

	$747,161	$96,212		$650,949

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2002

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Teda Technologies Inc. All intercompany transactions and intercompany balances have been eliminated.

Basis of presentation

These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“USGAAP).

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. Up to June 30, 2002 deferred tax assets are reduced by a valuation reserve to nil due to uncertainty of applying tax losses brought forward. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Compensated absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation’s policy is to recognize the costs of compensated absences when paid to employees.

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2002

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2002 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the

Company using available market information and appropriate valuation methodologies.

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

The gain or loss on translation is reported as a separate component of stockholders’ equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2002

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Revenue Recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition financial statements. During the current year, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.

Segmented Information

The Company’s identifiable assets as at June 30, 2002 are located in the following countries:

Canada	$110,786
China	708,874

$819,660

Note 3. RELATED PARTY TRANSACTIONS

The total amount due to related parties as at June 30, 2002 is $236.225. This amounts is unsecured, non interest bearing, with no specific terms of repayment.

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2002

Note 4. INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD

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

Cost	$225,882

Share of profit – 48% of $190,187
To December 31, 2001	91,290
January 1, 2002 to March 31, 2002
- 48% of $68,471	32,866
April 1, 2002 to June 30, 2002
- 48% of $58,880	28,262

Booked as deferred income	152,418

Equity balance, as at June 30, 2002	$378,300

Yu Xun Chuang Xian Information Development Co. Ltd. owns 52% of the joint venture company by investing $244,706 (Chinese Yuan 2,080,000). The financial statements of Teda Pioneer Technologies Co. Ltd. are not consolidated in these financial statements; see summarized financial data, for the current quarter, below.

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2002

Note 4. INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont’d)

TEDA PIONEER TECHNOLOGIES CO. LTD.
Balance Sheet
June 30, 2002
(Unaudited)	In US
Dollars

Assets
Current Assets
Cash and cash equivalents	$63,451
Accounts receivable, trade	220,699
Inventories	43,973
Prepaid expenses	232,820

560,943

Fixed assets, at cost	322,301
Less: accumulated depreciation	(11,135)

311,166

$872,109

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$83,983

Shareholders' Equity
Capital stock	470,588
Retained earnings	317,538

788,126

$872,109

TEDA PIONEER TECHNOLOGIES CO. LTD.
Statement of Income
Three Months ended June 30, 2002
(Unaudited)
In US
Dollars

Revenue	$174,332
Direct Costs	62,508

Gross Profit	111,824

General and Administration Costs
Amortization - Fixed assets	3,974
Amortization - Deferred costs	--
Bank charges and interest	(181
Office costs	19,900
Travel and promotion	3,400
Wages and benefits	25,851

Net profit for the period	52,944

$58,880

Note: J/V Company is tax free for first three years

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2002

Note 4. INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont’d)

TEDA PIONEER TECHNOLOGIES CO. LTD.
Statements of Retained Earnings
Three Months ended June 30, 200
(Unaudited)

In US
Dollars

Net profit for the period	$58,880

Retained earnings, beginning of period	258,658

Retained earnings, end of period	$317,538

TEDA PIONEER TECHNOLOGIES CO. LTD.
Statement of Cash Flows
Three Months ended June 30, 2002
(Unaudited)

Cash derived from (applied to)	In US
Dollars

Operating activities
Net profit for the period	$58,880
Less: non-cash items
Amortization - fixed assets	(7,838)

51,042
Changes in non-cash working capital items
Accounts receivable	(126,662)
Prepaid expenses	(216,921)
Inventories	44,330
Accounts payable	(104,472)

(352,683)

Financing activities
Capital stock issued	--

Investing activities	--

Cash and cash equivalents, (Decrease) during the period	(352,683)

Cash and cash equivalents, beginning of period	416,134

Cash and cash equivalents, end of period	$63,451

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2002

Note 5. CONSOLIDATION AND MINORITY INTEREST

At June 30, 2002, the consolidated financial statements of Teda Technologies International Inc. consist of Teda Technologies Inc. and its 90% owned subsidiary, Tianjin Wan Fang Teda Science and Technology Co. Ltd. and disclose a Minority Interest of $51,922.

Note 6. FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, investment in Teda Pioneer Technologies Co., Ltd., Accounts payable, and due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 8. OPTION AGREEMENT

As at October 1, 2001, Teda Technologies Inc. signed an option agreement with Teda Pioneer Technologies Co. Ltd. (“Pioneer”). Terms and conditions are as follows:

1. Option to have General Appointment

Pioneer hereby grants Teda Technologies Inc. (“TTC”) an option (Option) to be Pioneer’s manager to manage the affairs of Pioneer’s Business in accordance with the terms of an agreement (PSA) which automatically takes full force and effect upon TTC investing $500,000 US (Investment) at any time on or before the expiry date 12 months from the date of this agreement.

2. The PSA entitles TTC to earn a 27% of the net profit (Net Profit) of the Business by reason of its management contribution set forth in the PSA and its Investment which Net Profit it is agreed may, at TTC’s option be converted in whole or in part to equity in Pioneer provided the rules and regulations in China permit such ownership .

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2002

Note 8. OPTION AGREEMENT (cont’d)

3. Termination

This Agreement shall terminate and be of no further force or effect if TTC fails to make Investment by the Expiry Date unless such date is extended by mutual agreement and in event TTC does not exercise Option TTC will have no further rights to manage the affairs Pioneer nor be entitled to any share of its Net Profits save through its ownership in Fang Teda (Tianjin) Technologies Development Co. Ltd., a company subsequently incorporated on October 29, 2001.

4. Notice

Notices as to disputes or termination to be given under this Agreement shall be signed the party giving such notice and mailed by certified or registered mail, addressed to party to be notified at its then current business address as set forth at the beginning of Agreement or as subsequently changed by giving notice. Notice as to address changes, pricing changes, warranty changes and other matters relating to policy and business may given to such addresses, by facsimile transmission, telex, telegram or first class Notices by mail shall be deemed given three days after mailing.

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
June 30, 2002

Note 8. OPTION AGREEMENT (cont’d)

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

7. The Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective administrators and successors.

(b)                Interim Financial Statements.

                Not Applicable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of June 30, 2002. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to reporting requirements under Federal securities laws.

Name	Age	Position Held

Zhou Jun	33	Chairman, President, Director
Stephen Dadson	58	CEO and Director
Peng Chen	40	Secretary Treasurer and Director
Jinfeng Hu	33	Director
Richard Wang	50	Director

Jun Zhou – Chairman, President and Director; Mr. Zhou graduated in 1990 from Tianjin Finance and Economic College with a Bachelors Degree specializing in international trading. In 1991, he formed and operated Flydragon Shipping and Forwarding. In 1994 he formed Tianjin Eastern Shipping Co. Ltd. which specializes in international shipment of goods. He has established joint ventures with the Beijing city government and Hubei Province authorities.

In 1999, Mr. Zhou received his Masters Degree in Finance and Economics from China People’s University in Beijing. He has served as President and Chairman of Teda Technologies International Inc since April 2001.

Stephen Dadson - Chief Executive Officer, Director; Mr. Dadson is a seasoned China businessmen having started as early as 1982 when he acted for clients wishing to expand their business activity in China. Mr. Dadson has a B.Sc. from the University of Manitoba and a Law degree from the University of British Columbia (1972). Mr. Dadson practiced commercial and securities law and left full time law in the late 1980's in order to take a position as CEO of a resource based company sponsored by a major European insurance group. In 1990, Mr. Dadson and his Chinese partner began a food and beverage manufacturing and distribution business in China, Hansen Corinco Group, which has expanded to include real estate development, hospitality and commodity trading divisions. Mr. Dadson’s activities have been focused on new businesses in China. He has been active in the China IT business over the last several years and was, prior to joining Digital Village, CEO of a Chinese Education Service Provider. Mr. Dadson is also a director of Northport Investments Inc., a Nevada fully reporting blank check company, and Super Energy Investments Corporation( OTCBB-SYIV), a Chinese medical products manufacturer. He has served as a director of the Company since October 2001.

Peng Chen - Director; Mr. Chen is a Chinese citizen and, since March 1998, a Canadian landed immigrant. He is an engineering graduate from the University of Ministry of Post and Telecommunications and a former Information Technology specialist with China Telecom in Tianjin, China. In 1994, he commenced his own business in Tianjin in the freight forwarding industry. He has served as a director of the Company since April 2001.

Jinfeng Hu – Director; Jinfeng Hu is a 1992 graduate from the Tianjin Economic Management College. Since then, she has been director of marketing at Tianjin Teda Eastern Group, a real estate development organization. She has been a director with Teda Technologies International since April 2001.

Richard Wang - Director; Richard Wang, a Canadian citizen residing in Vancouver, BC, Canada, has founded several North American businesses in areas of motion picture productions, OTC medicine & health food products distribution and general merchandise export and import. He has been involved in all aspects of new product research and development in the USA, Canada and Asia, including electronic medical devices, electronic security monitoring system, and water-resistant and child-resistant electronic lighters, which were approved by Consumer Product Safety Commission of USA. Starting from 1998 he has devoted most his time to develop IT business opportunities in USA, Canada and Asia. He is also a director of Super Energy Investments Corporation (OTCBB – SYIV), a Chinese medical products manufacturer and Northport Investments Inc., a Nevada fully reporting blank check company. He has served as a director of the Company since April 2001.

                During the year ended June 30, 2002, all corporate actions were conducted by unanimous written consent of the Board of Directors and no board meetings were held. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

Section 16(a) Beneficial Ownership Compliance

                Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), a number of officers, directors and a 10% beneficial shareholder failed to file on a timely basis forms 3,4 and 5 as required by Section 16(a) of the Securities Exchange Act of 1934, as amended during the fiscal year, but such filings are now all current.

ITEM 10. EXECUTIVE COMPENSATION.

                The following table sets forth the compensation paid dur ing fiscal years ended June 30, 2002 and 2001 to the Company’s Chief Executive Officer. No executive officer of the Company received compensation in excess of $100,000 for any of the two years. Additionally, no executive officer of the Company has been granted options to purchase shares of the Company’s Common Stock.

Name	Position	Compensation

Stephen Dadson	Chief Executive Officer	2002 – Nil

2001 – Nil

                Neither the Company nor any subsidiary maintains or has maintained in the past, any employee benefit plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The following table sets forth the number of Common Shares of the Company owned of record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of June 30, 2002.

	Total Number	Percentage
Name	of Shares	Ownership

Tianjin Eastern Shipping Co. Ltd. (2)	6,000,000	35.9%
Zhou Jun	1,000,000	6.0%
Richard Wang	1,000,000	6.0%
Tianjin Wan Fang Teda Technologies
Development Co. Ltd. (3)	3,000,000	18.0%
Peng Chen	1,000,000	6.0%
Stephen Dadson (1)	1,000,000	6.0%
Jinfeng Hu	592,000	3.5%
All officers and directors as a group (5 persons)	13,592,000	81.4%

Note (1) Beneficially held and owned by his spouse Karen Dadson.
Note (2) Tianjin Eastern Shipping Co. Ltd. is 100% owned by Zhou Jun.
Note (3) Owned 50% each as to Zhou Jun and Peng Chen.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

- none -

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

(a)               (1) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated herein by reference from the Company’s filing on Form 10SB12G on June 21, 2000.

3.2	Bylaws incorporated herein by reference from the Company’s filing on Form 10SB12G on June 21, 2000.

Reports on Form 8K during the Quarter ended June 30, 2002:

- none -

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES -OXLEY ACT OF 2002

In connection with the Annual Report of Teda Technologies International Inc. (the “Company”) on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Stephen Dadson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stephen Dadson__________
Stephen Dadson____________
Chief Executive Officer
November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES -OXLEY ACT OF 2002

In connection with the Annual Report of Teda Technologies International Inc. (the “Company”) on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Richard Wang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Wang__________
Richard Wang____________
Chief Financial Officer
November 14, 2002

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TECHNOLOGIES INTERNATIONAL, INC.

Dated:	November 14, 2002	By	/s/ Stephen Dadson

Name: Stephen Dadson
Title: Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	November 14, 2002	By	/s/ Stephen Dadson

Name: Stephen Dadson
Title: Chief Executive Officer, Director

Dated:	November 14, 2002	By	/s/ Zhou Jun

Name: Zhou Jun
Title: Chairman of the Board of Directors
President, Director

Dated:	November 14, 2002	By	/s/ Peng Chen

Name: Peng Chen
Title: Secretary, Director

Dated:	November 14, 2002	By	/s/ Richard Wang

Name: Richard Wang
Title: Director

Dated:	November 14, 2002	By	/s/ Jinfeng Hu

Name: Jinfeng Hu
Title: Director