Form 10QSB
period 2002-09-30
TEDA TECHNOLOGIES INTERNATIONAL INC
filed 2002-11-18
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2002

[_] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ..........to..........

Commission file number 000-27543

     Teda Technologies International Inc.
(Exact name of small business issuer in its charter)

Nevada	98-0204680
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

Suite #380 – 1200 W. 73rd Avenue, Vancouver, British Columbia, Canada, V6P 6G5
(Address of principal executive offices)

(604) 267-1999
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___

Number of shares outstanding of the is suer's classes of common equity, as of September 30, 2002:

16,697,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No ___

Table of Contents
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of the Company for the three- month periods ended September 30, 2002 and September 30, 2001 are appended at the end of this filing. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

Since incorporation and prior to October 1, 2001, the Company was a “blank check” company engaged solely in the activity of seeking a merger candidate.

On September 1, 2001, the Company entered into a Share Exchange Agreement with the shareholders of a private Canadian company, Teda Technologies Inc. (“Teda Canada”), whereby the Company acquired 100% of Teda Canada in exchange for 15,697,000 new treasury shares of the Company. A Form 8K was filed on September 14, 2001 which outlined the transaction structure and included a copy of the Share Exchange Agreement. The key asset of Teda Canada was a Profit Sharing Agreement that it had entered into on

June 1, 2001 with a Chinese domestic joint venture enterprise engaged in the value added telecommunications industry.

At a meeting of the Company's Board of Directors held on November 13, 2001, it was unanimously agreed to amend the effective date of the Share Exchange Agreement from September 1, 2001 to October 1, 2001. This amendment was decided upon as a result of material amendments to the Profit Sharing Agreement which was the primary asset of Teda Canada, and as a result of Teda Canada's intent to acquire an equity interest in the Chinese domestic joint venture enterprise known as Teda Pioneer Technologies Co. Ltd. (“Teda Pioneer”).

Teda Canada’s wholly owned Chinese subsidiary, Wan Fang Teda (Tianjin) Technologies Development Co. Ltd. on October 1, 2001 acquired 90% of the equity of a Chinese venture, Tianjin Wan Fang TEDA Science and Technology Co. Ltd. (“Wan Fang”). The other 10% equity portion in Wan Fang is owned by a state owned enterprise, the Teda Administration Commission, which manages the Tianjin Economic Technological Development Area, an economic development zone established in 1984 by the State Council of China. Wan Fang owns 48% of the equity in Teda Pioneer.

The original Profit Sharing Agreement dated June 1, 2001, between Teda Canada and Teda Pioneer, was terminated as a result of Teda Canada’s acquired equity ownership in Teda Pioneer through its subsidiary and Wang Fang.

The Business

Teda Pioneer has acquired all of the value added telecommunication products and services business previously conducted by Yu Xun Chuang Xian Information Development Co. Ltd. (“Chuang Xian”), a division of the Data Bureau department of China Telecom-Tianjin, (now known as China Netcom).

The business is the dominant value added telecommunication products provider in Tianjin with specialization in areas of Internet and networking. Teda Pioneer's business license allows for retail and wholesale commerce in areas of:

    Electronic technologies
    Research and deve lopment
    Related technology transfer and consulting services
    Computer stationary products
    Computer hardware
    Communications equipment
    Electronic equipment
    Instruments

Teda Pioneer is establishing a significant market position for its value added IT products and services throughout the Tianjin China and Teda Government region – an area with a population of over 11 million people. The Teda Government region alone contains over

3,200 major foreign production plants – each with significant telecommunications equipment and service needs.

Teda Pioneer has focused on provision of digital data network (DDN) and commercial broadband Internet services (ADSL), particularly with respect to large commercial buildings that have traditionally been under-serviced in Tianjin. Approximately 70% of Teda Pioneer’s business revenue is the sale and installation of ADSL internet access systems to businesses and individuals in Tianjin. China Netcom and Teda Pioneer are the exclusive marketing entities of ADSL services in Tianjin. Teda Pioneer provides all ADSL installation services in the area, including all sales generated by China Netcom. China Netcom estimates that there are approximately 11,000 such structures in the Tianjin area that could be connected with such technologies. Teda Pioneer also provides web hosting services to approximately 400 customers as well as server parking facilities to an additional 100 clients. Sale of internet access cards (prepaid telecommunications smart cards) accounts for approximately 15% of revenues.

The Market

China’s telecommunications system and structure has undergone tremendous growth over the past 10 years. Users are demanding more services, faster Internet access speeds and higher levels of product quality. China’s economic growth is currently averaging 8% annually and is forecast to maintain a minimum 6% annual growth rate for at least the next 20 years. Communications and related infrastructures are key ingredients in achieving this level of growth and for continuing this trend.

China Netcom in Northern China and its original parent, China Telecom, dominate the Northern China public telecommunications market, and through high wholesale tariffs, the Internet service provider market. China Netcom is a primary provider of fixed line telephone and mobile phone communications products while value added companies provide a range of services and products including derivatives of the Internet such as Internet data centers, web hosting and IP phones. Teda Pioneer is one such enterprise.

The level of competition between value added IT business operators in the China market is anticipated to increase as a result of the signing of the World Trade Organization agreement by China. Such an environment makes China’s IT business difficult for smaller or new competitors and even for the large domestic plays.

Sustained success in China depends on a number of factors but key among them is the strength of partners and alliances. While competition is fierce, businesses that have strong partners have good prospects for success. This competitive market challenges domestic firms to modernize management and to successfully compete for a share in the growing market. For those that meet the challenge, the opportunity for success is high. Teda Pioneer’s business is the logical answer for seizing market share by the joining of synergistic forces.

Strategic Relationships

Tianjin Economic Technological Development Area (Teda Government)

Teda Government oversees one of the first economic development areas established in China in December 1984. Teda Government’s special economic zone is a bridge for foreign enterprises seeking to break into China’s emerging consumers markets. To date, over 3,200 foreign companies have located at the Teda Government area including Motorola, Nestle and Samsung. Total foreign investment to date exceeds $12.5 billion US.

Within a radius of 500 kilometers of the Teda Government economic zone are 11 Chinese cities with a population over 1 million. This radius area encompasses a population of over 200 million or 1/6th of China’s total population.

China Netcom – Tianjin

Wan Fang’s 52% partner in Teda Pioneer is a division of China Netcom – Tianjin. China Netcom is Northern China’s telecommunication monopoly and is a component of the dominant Internet backbone in China. China Netcom is organized into two macro groups, one which owns and controls the main infrastructure and the other which provides the actual services to customers/users. The latter group is open for third parties to collaborate with and compete. Teda Pioneer is one such entity.

Eighty percent of the Tianjin IT market has traditionally been controlled by Chuang Xian and Teda Pioneer is aggressively marketing its product line emphasizing Chuang Xian’s rich experience, particularly in areas of broadband and high speed connect, to commercial customers in the Tianjin and Teda Government industrial park areas.

The alliance between the partners in Teda Pioneer combines China Netcom’s assets and experience in the Tianjin telecom industry, Teda Government’s strategic affiliations and large industrial base and the Company’s international management skills and access to capital.

Results of operations – comparison of the three-month periods ended September 30, 2002 and September 30, 2001.

The following discussion should be read in conjunction with the accompanying financial statements for the comparable three- month periods ended September 30, 2002 and September 30, 2001 and the Annual Report for the fiscal year ended June 30, 2002 which was filed on Form 10KSB by the Company on November 15, 2002.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “experts”, “anticipates”, “intends”, “plans”, “believes”, “seeks”,

“estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward- looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward- looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company is a development stage company and through its wholly owned Canadian subsidiary, Teda Canada, and its wholly owned China subsidiary, Wan Fang Teda (Tianjin) Technologies Development Co. Ltd., owns 90% of the equity of another Chinese company, Wan Fang. Wan Fang owns a 48% interest in Teda Pioneer.

Gross revenue for the quarter was nil as the Company’s share of profits in Teda Pioneer (through Wan Fang) is not consolidated in these statements as Wan Fang’s position is a minority interest.

Net loss for the quarter was $(1,755) after taking into consideration the 10% minority interest of Teda Government in Wan Fang.

General and Administrative Expenses

General and administration expenses were $4,601 for the three-month period ended September 30, 2002 versus $3,522 for the corresponding period in 2001. The increase was directly related to the additional costs of operations as a result of the acquisitions in Canada and China.

These additional costs included office costs of $3,556 and travel/promotion costs of $1,032. Professional fees for the quarter were nil as compared to $3,382 for the corresponding period in 2001.

Liquidity and Capital Resources

The cash balance at the end of the period was $408,133 compared to nil at September 30, 2001. For the period ended September 30, 2002, the Company’s operating activities used net cash of $19,849 compared to nil in the comparable period for 2001.

Current assets totaled $420,261 which included $408,133 in cash and cash equivalents, $7,732 in prepaid expenses and $4,396 in accounts receivable. The September 30, 2001 current asset listing was $5,000 in prepaid expenses.

Longer-term assets included $409,315 in investment in Teda Pioneer and $1,153 in deferred costs. The September 30, 2001 long term asset listing was nil.

Current liabilities totaled $240,197 comprised of $19,456 in accounts payable and $220,741 due to related parties. $49,076 was due to minority interest equity holders. The September 30, 2001 liability listing included $7,867 in accounts payable.

Shareholders equity as at September 30, 2002 totaled $358,023 which included capital stock of $1,670 at par value, $490,025 as additional paid in capital, and $(133,672) as a deficit in retained earnings to date. The September 30, 2001 figures reflected $ 100 in par value capital stock, $37,572 as additional paid in capital and a deficit of $(64,018) to date.

During the quarter, a total of $19,849 in cash or cash equivalents was utilized including amounts paid to related parties for the period of $15,484 and $2,846 as a minority interest unpaid. Profits due from Teda Pioneer totaled $183,433 which included $31,015 during the quarter ended September 30, 2002.

Financing activities during the quarter were nil.

Investment activities during the quarter were nil.

Assets as at September 30, 2002 totaled $93,252 in Canada and $737,477 in China.

The Company has historically relied upon sales of its common stock, and loans from related parties to finance its operations. Additional financing may be required to meet its obligations in Wan Fang and for current and long-term development, marketing, and working capital. The Company continues to pursue opportunities to undertake private equity financings. There can be no assurances that such financings will take place or, if so, that it will be on acceptable terms. To the extent of any shortfall in financing, the Company’s operations will be delayed, curtailed or prevented, and the Company may be required to substantially modify its operations.

PART II – OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES

Nil

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB.

Financial statements for the period ended September 30, 2002.

(b)	Filings on Form 8-K during the quarter.

- none -

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TECHNOLOGIES INTERNATIONAL INC.

Date: November 15, 2002

By: /s/ Jun Zhou ------------------------------- Jun Zhou, President By: /s/ Peng Chen ------------------------------- Peng Chen, Secretary

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129	Telephone:	(604) 662-8899
Suite 1400 – 701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6	Email:	moenandcompany@attcanada.net

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Stockholders
Teda Technologies International, Inc.
(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheets of Teda Technologies International, Inc. (A Nevada Corporation) as of September 30, 2002 and September 30, 2001, and the Consolidated Statement of Income, Retained Earnings (Deficit), Cash Flows and Changes in Stockholders’ Equity for the three month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of the management of Teda Technologies International, Inc.

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

“Moen and Company” Chartered Accountants

Vancouver, British Columbia, Canada
November 12, 2002

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Balance Sheet
September 30, 2002
(Expressed in US Dollars)
(With Comparative Figures at September 30, 2001)

		September 30,

		2002	2001

Assets
Current Assets
Cash and cash equivalents		$408,133	$--
Accounts receivable		4,396	--
Prepaid expenses		7,732	5,000

	Total Current Assets	420,261	5,000
Investment in Teda Pioneer Technologies Co. Ltd. at equity (Note 4)		409,315	--
Deferred costs, less accumulated amortization		1,153	--

	Total Assets	$830,729	$5,000

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable		$19,456	$7,867
Due to related parties (Note 3)		220,741	19,957

	Total Current Liabilities	240,197	27,824
Minority interest (Note 5)		49,076	--
Deferred Liability (Note 4)
Deferred income		183,433	--

	Total Liabilities	472,706	27,824

Stockholders' Equity
Capital stock
Common stock $0.0001 par value, 100,000,000 shares authorized,
16,697,000 shares issued and outstanding (2001 - 1,000,000)
par value		1,670	100
additional paid in capital		490,025	37,572
Retained earnings (deficit)		(133,672)	(64,018)

	Total Stockholders' Equity	358,023	(26,346)

	Total Liabilities and Stockholders' Equity	$830,729	$1,478

"Jun Zhou"	, Director

"Peng Chen"	, Director

"Steve Dadson"	, Director

"Richard Wang"	, Director

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
 (A Nevada Corporation)
Consolidated Statement of Income
(Expressed in US Dollars)

	Cumulative From
	Inception Date	Three Months Ended
	of July 25, 1997	September 30,
	to September 30,
	2002	2002	2001

Revenue
Interest income	$2,822	$--	$--

General and Administration Costs
Bank charges and interest	346	--	--
Amortization of deferred costs	51	13	--
Investor relations and
investor communications	7,500	--	--
Licences, dues	684	--	--
Office costs	41,711	3,556	140
Professional fees	58,508	--	3,382
Transfer agent and filing fees	10,155	--	--
Travel and promotion	23,587	1,032	--

	142,542	4,601	3,522

Net profit (loss) from operations	(139,720)	(4,601)	(3,522)
Minority interest	6,048	2,846	--

Net profit (loss) for the period	$(133,672)	$(1,755)	$(3,522)

Basic and diluted earnings (loss)
per common share	$(0.01)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	16,697,000	16,697,000	1,000,000

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Statement of Retained Earnings (Deficit)
(Expressed in US Dollars)

	Cumulative From
	Inception Date	Three Months Ended
	of July 25, 1997	September 30,
	to September 30,
	2002	2002	2001

Net profit (loss) for the period	$(133,672)	$(1,755)	$(3,522)
Retained earnings (deficit),
beginning of period	--	(131,917)	(60,496)

Retained earnings (deficit),
end of period	$(133,672)	$(133,672)	$(64,018)

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)

	Cumulative From
	Inception Date	Three Months Ended
	of July 25, 1997	September 30,
	to September 30,
	2002	2002	2001

Cash derived from (applied to)
Operating activities
Net profit (loss) for the period	$(133,672)	$(1,755)	$(3,522)
Non cash charge - Amortization of deferred costs	51	13	--
Changes in non-cash working capital items
Accounts receivable	(4,396)	--	--
Prepaid expenses	(7,732)	--	--
Accounts payable	19,456	139	(4,528)

	(126,293)	(1,603)	(8,050)

Financing activities
Capital stock	491,695	--	--
Minority interest in
consolidated net assets	49,076	(2,846)	--
Due to related parties	220,741	(15,484)	8,050

	761,512	(18,330)	8,050

Investing activities
Investment in Teda Pioneer
Technologies Co., Ltd.	(225,882)	--	--
Deferred costs	(1,204)	84	--

	(227,086)	84	--

Cash and cash equivalents,
increase (decrease) during the period	408,133	(19,849)	--

Cash and cash equivalents,
beginning of period	--	427,982	--

Cash and cash equivalents,
end of period	$408,133	$408,133	$--

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Statement of Stockholders' Equity
From Date of Inception of July 25, 1997 to September 30, 2002
(Expressed in US Dollars)

				Additional		Retained
	Issued	Number of	Par	Paid-in		Earnings
	Date	Shares	Value	Capital		(Deficit)	Total

private placement	1/7/99	1,000,000	$100	$200	$		$300
Balance July, 1999						(1,923)	(1,923)
Net loss for year ended June 30, 2000						(31,139)	(31,139)
Net loss for year ended June 30, 2001						(27,434)	(27,434)
Expenses paid by related parties
on behalf of the Company
Year ended June 30, 2000				23,197			23,197
Year ended June 30, 2001				14,175			14,175

Balance	6/30/01	1,000,000	100	37,572		(60,496)	(22,824)
Share exchange	10/1/01	15,697,000	1,570	452,453			454,023

		16,697,000	1,670	490,025		(60,496)	431,199
Net loss for year ended June 30, 2002						(71,421)	(71,421)
Net loss for quarter ended September 30, 2002						(1,755)	(1,755)

Balance September 30, 2002		16,697,000	$1,670	$490,025		$(133,672)	$358,023

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on July 25, 1997, as Express Investments Associates, Inc. and on November 21, 2000, changed its name to Teda Technologies International, Inc.

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
September 30, 2002
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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. Up to September 30, 2002 deferred tax assets are reduced by a valuation reserve to nil due to uncertainty of applying tax losses brought forward. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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
September 30, 2002
(Unaudited)

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

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2002 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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
September 30, 2002
(Unaudited)

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

Revenue Recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. During the current year, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.

Segmented Information

The Company’s identifiable assets as at September 30, 2002 are located in the following countries:

Canada	$93,252
China	737,477

$830,729

Note 3. RELATED PARTY TRANSACTIONS

The total amount due to related parties as at September 30, 2002 is $220,741. This amounts is unsecured, non interest bearing, with no specific terms of repayment.

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

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

Cost	$225,882

Share of profit – 48% of $190,187
To December 31, 2001	91,290
January 1, 2002 to March 31, 2002
- 48% of $68,471	32,866
April 1, 2002 to June 30, 2002
- 48% of $58,878	28,262
June 1, 2002 to September 30, 2002
- 48% of $64,615	31,015

Booked as deferred income	183,433

Equity balance, as at September 30, 2002	$409,315

Yu Xun Chuang Xian Information Development Co. Ltd. owns 52% of the joint venture company by investing $244,706 (Chinese Yuan 2,080,000). The financial statements of Teda Pioneer Technologies Co. Ltd. are not consolidated in these financial statements; see summarized financial data, for the current quarter, below.

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 4. INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont’d)

TEDA PIONEER TECHNOLOGIES CO. LTD.
Balance Sheet
September 30, 2002
(Unaudited)
In US
Dollars

Assets
Current Assets
Cash and cash equivalents	$107,489
Accounts receivable, trade	219,891
Inventories	15,545
Prepaid expenses	216,472

559,397

Fixed assets, at cost	327,830
Less: accumulated depreciation	(14,913)

312,917

$872,314

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$19,573

Shareholders' Equity
Capital stock	470,588
Retained earnings	382,153

852,741

$872,314

TEDA PIONEER TECHNOLOGIES CO. LTD.
Statement of Income
Three Months ended September 30, 2002
(Unaudited)
In US
Dollars

Revenue	$213,288
Direct Costs	122,949

Gross Profit	90,339

General and Administration Costs
Amortization - Fixed assets	3,778
Amortization - Deferred costs	--
Bank charges and interest	(79)
Office costs	8,690
Travel and promotion	2,142
Wages and benefits	11,193

25,724

Net profit for the period	$64,615

Note: J/V Company is tax free for first three years.

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 4. INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont’d)

TEDA PIONEER TECHNOLOGIES CO. LTD.
Statements of Retained Earnings
Three Months ended September 30, 2002
(Unaudited)

In US
Dollars

Net profit for the period	$64,615
Retained earnings, beginning of period	317,538

Retained earnings, end of period	$382,153

TEDA PIONEER TECHNOLOGIES CO. LTD.
Statement of Cash Flows
Three Months ended September 30, 2002
(Unaudited)

In US
Dollars

Cash derived from (applied to)
Operating activities
Net profit for the period	$64,615
Less: non-cash items
Amortization - fixed assets	3,778

68,393
Changes in non-cash working capital items
Accounts receivable	808
Prepaid expenses	16,348
Inventories	28,428
Accounts payable	(64,410)

49,567
Financing activities	--

Investing activities
Fixed assets purchased	(5,529)

Cash and cash equivalent, (Decrease) during the period	44,038

Cash and cash equivalent, beginning of period	63,451

Cash and cash equivalent, end of period	$107,489

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 5. CONSOLIDATION AND MINORITY INTEREST

At September 30, 2002, the consolidated financial statements of Teda Technologies International Inc. consist of Teda Technologies Inc. and its 90% owned subsidiary, Tianjin Wan Fang Teda Science and Technology Co. Ltd. and disclose a Minority Interest of $49,076.

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

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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
September 30, 2002
(Unaudited)

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

4. Notice

Notices as to disputes or termination to be given under this Agreement shall be signed by the party giving such notice and mailed by certified or registered mail, addressed to the party to be notified at its then current business address as set forth at the beginning of this Agreement or as subsequently changed by giving notice. Notice as to address changes, pricing changes, warranty changes and other matters relating to policy and business may by given to such addresses, by facsimile transmission, telex, telegram or first class mail Notices by mail shall be deemed given three days after mailing.

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
September 30, 2002
(Unaudited)

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