Form 10QSB
period 2002-12-31
TEDA TECHNOLOGIES INTERNATIONAL INC
filed 2003-03-21
CIK 1088212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended December 31, 2002

[_] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to _________

Commission file number 000-27543

     Teda Technologies International Inc.
(Exact name of small business issuer in its charter)

Nevada	98-0204680
(State or other jurisdiction of Identification No.)	(IRS Employer Incorporation or organization)

Suite #380 – 1200 W. 73rd Avenue, Vancouver, British Columbia, Canada, V6P 6G5
(Address of principal executive offices)

(604) 723-6329
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ___

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2002:

16,697,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No ___

Table of Contents

--------------------------------------------------------------------------------

Page #

PART I

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operations.

PART II

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

Signatures

Financial Statements for the period ended September 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of the Company for the three and six-month periods ended December 31, 2002 and December 31, 2001 are appended at the end of this filing. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim periods presented.

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

China Netcom – Tianjin

Wan Fang’s 52% partner in Teda Pioneer is a division of China Netcom Group – Tianjin. China Netcom, with operations in 10 northern provinces, emerged from a break-up of China Telecom earlier in 2002 and became part of a restructured industry that has four major groups, including China Mobile Communications and China United Telecommunications. China Telecom Group has been split into companies licensed to offer services to the various provinces in the northern and southern regions; about 30 provincial companies have also been created equivalent to the Baby Bells in the United States; and a combination of long-distance, local-service, wireless, data, and broadband licenses have been meted out to each of the new companies. As part of the restructuring, China Telecom’s parent, China Telecom Group, and China Netcom Group have signed agreements on network-resource sharing, maintenance, access-code management and arrangements for customers needing nationwide services.

China Netcom Group is one of China’s telecommunication monopolies and is a dominant Internet backbone in Northern China. China Netcom Group is organized into two macro groups, one which owns and controls the main infrastructure and the other which provides the actual services to customers/users. The latter group is open for third parties to collaborate with and compete. Teda Pioneer is one such entity.

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

Results of operations – comparison of the three and six-month periods ended December 31, 2002 and December 31, 2001.

The following discussion should be read in conjunction with the accompanying financial statements for the comparable three and six-month periods ended December 31, 2002 and December 31, 2001 and the Annual Report for the fiscal year ended June 30, 2002 which was filed on Form 10KSB by the Company on November 15, 2002.

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

Gross revenue for the quarter was $57,647.

Net profit for the quarter was $9,220 after taking into consideration the 10% minority interest of Teda Government in Wan Fang.

General and Administrative Expenses

General and administration expenses were $38,796 for the three-month period ended December 31, 2002 versus $41,315 for the corresponding period in 2001. The increase was directly related to the additional costs of operations as a result of the acquisitions in Canada and China.

These additional costs included office costs of $29,480 and travel/promotion costs of $4,777. Professional fees for the quarter were $3,849 as compared to $25,144 for the corresponding period in 2001.

Liquidity and Capital Resources

The cash balance at the end of the period was $407,651 compared to $444,940 at December 31, 2001. For the period ended December 31, 2002, the Company’s operating activities used net cash of $482 compared to $4,229 in the comparable period for 2001.

Current assets totaled $439,263 which included $407,651 in cash and cash equivalents, $7,732 in prepaid expenses and $23,880 in accounts receivable. The December 31, 2001 current asset listing totaled $452,672.

Longer-term assets included $372,386 in investment in Teda Pioneer and $1,050 in deferred costs. The December 31, 2001 long term asset listing included $317,172 investment in Teda Pioneer and $1,539 in deferred costs.

Current liabilities totaled $240,245 comprised of $13,899 in accounts payable and $226,346 due to related parties. $58,707 was due to minority interest equity holders. The December 31, 2001 liability listing included $10,425 in accounts payable.

Shareholders equity as at December 31, 2002 totaled $367,243 which included capital stock of $1,670 at par value, $490,025 as additional paid in capital, and $(124,452) as a deficit in retained earnings to date. The December 31, 2001 figures reflected $1,670 in par value capital stock, $490,025 as additional paid in capital and a deficit of $(53,021) to date.

During the quarter, a net total of $(482) in cash or cash equivalents was utilized including amounts paid to related parties for the period of $5,605 and $9,631 as a minority interest unpaid.

Financing activities during the quarter were nil.

Investment activities during the quarter were nil.

Assets as at December 31, 2002 totaled $85,160 in Canada and $727,539 in China.

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

ITEM 2. CHANGES IN SECURITIES

Nil

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB.

Financial statements for the period ended December 31, 2002.

(b)	Filings on Form 8-K during the quarter.

- none -

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Teda Technologies International Inc. (the “Company”) on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Stephen Dadson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stephen Dadson
Stephen Dadson
Chief Executive Officer
March 20, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Teda Technologies International Inc. (the “Company”) on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Richard Wang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Wang
Richard Wang
 Chief Financial Officer
March 20, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TECHNOLOGIES INTERNATIONAL INC.

Date: March 20, 2003

By: /s/ Jun Zhou
Jun Zhou, President

By: /s/ Peng Chen
Peng Chen, Secretary

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

Securities Commission Building
PO Box 10129	Telephone:	(604) 662-8899
Suite 1400 – 701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, British Columbia	Email:	moenandcompany@attcanada.net
Canada V7Y 1C6

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Stockholders
Teda Technologies International, Inc.
(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheet of Teda Technologies International, Inc. (A Nevada Corporation) as of December 31, 2002, and the Consolidated Statement of Operations, Cash Flows and Changes in Stockholders’ Equity for the six month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of the management of Teda Technologies International, Inc.

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

“Moen and Company”

Chartered Accountants

Vancouver, British Columbia, Canada
March 12, 2003

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Balance Sheet
December 31, 2002
(Expressed in US Dollars)
(Unaudited)
(With Comparative Figures at December 31, 2001)

	2002	2001

Assets
Current Assets
Cash and cash equivalents	$407,651	$444,940
Accounts receivable	23,880	--
Prepaid expenses	7,732	7,732

	439,263	452,672
Investment in Teda Pioneer Technologies Co. Ltd., at equity (Notes 5)	372,386	317,172
Deferred costs, less accumulated amortization	1,050	1,539

	$812,699	$771,383

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$13,899	$10,425
Due to related parties (Note 3)	226,346	175,870

	240,245	186,295
Minority interest (Note 5)	58,707	55,124
Deferred Liability (Note 4)
Deferred income	146,504	91,290

	445,456	332,709

Shareholders' Equity
Capital stock
par value	1,670	1,670
additional paid in capital	490,025	490,025
Retained earnings (deficit)	(124,452)	(53,021)

	367,243	438,674

	$812,699	$771,383

Approved on behalf of the board:

"Jun Zhou" , Director

"Peng Chen" , Director

"Steve Dadson" , Director

"Richard Wang" , Director

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Statement of Operations
(Expressed in US Dollars)
(Unaudited)

	Cumulative From
	Inception Date	Six Months
	of July 19, 2000	Ended		Quarter Ended
	to Dec. 31,	December 31,		December 31,

	2002	2002	2001	2002	2001

Revenue
Interest and other income	$60,469	$57,647	$--	$57,647	$--

General and Administration Costs
Bank charges and interest	372	26	179	26	179
Amortization of deferred costs	70	32	--	19	--
Investor relations and
investor communications	7,500	--	7,500	--	7,500
Licences, dues	684	--	--	--	--
Office costs	71,191	33,036	5,372	29,480	5,232
Professional fees	62,357	3,849	28,526	3,849	25,144
Transfer agent and filing fees	10,800	645	1,370	645	1,370
Travel and promotion	28,364	5,809	1,890	4,777	1,890

	181,338	43,397	44,837	38,796	41,315

Net profit (loss) from operations	(120,869)	14,250	(44,837)	18,851	(41,315)
Minority interest - adjusted	(3,583)	(6,785)	--	(9,631)	--

Net profit (loss) for the period	$(124,452)	$7,465	$(44,837)	$9,220	$(41,315)

Basic and diluted earnings (loss)
per common share	$(0.01)	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of
shares outstanding	16,697,000	16,697,000	16,697,000	16,697,000	16,697,000

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Statements of Retained Earnings
(Expressed in US Dollars)
(Unaudited)

	Cumulative From
	Inception Date	Six Months
	of July 19, 2000	Ended		Quarter Ended
	to Dec. 31,	December 31,		December 31,

	2002	2002	2001	2002	2001

Retained earnings (deficit),
beginning of period	$--	$(131,917)	$(8,184)	$(133,672)	$(11,706)

Profit (loss) for the period	(124,452)	7,465	(44,837)	9,220	(41,315)

Retained earnings (deficit),
end of period	$(124,452)	$(124,452)	$(53,021)	$(124,452)	$(53,021)

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Cumulative From	Six Months
	Inception Date	Ended		Quarter Ended
	of July 19, 2000	December 31,		December 31,
	to Dec. 31,
	2002	2002	2001	2002	2001

Cash derived from (applied to)
Operating activities
Net profit (loss) for the period	$(124,452)	$7,465	$(44,837)	$9,220	$(41,315)
Non cash charge - Amortization
of deferred costs	70	32	--	19	--
Changes in non-cash working capital items
Accounts receivable	(23,880)	(19,484)	--	(19,484)	--
Prepaid expenses	(7,732)	--	(2,732)	--	5,000
Accounts payable increase	13,899	(5,418)	2,558	(5,557)	7,086

	(142,095)	(17,405)	(45,011)	(15,802)	(29,229)

Financing activities
Capital stock	491,695	--	506,335	--	--
Minority interest in
consolidated net assets	58,707	6,785	55,124	9,631	--
Due to related parties	226,346	(9,879)	155,913	5,605	25,000

	776,748	(3,094)	717,372	15,236	25,000

Investing activities
Investment in Teda Pioneer
Technologies Co., Ltd.	(225,882)	--	(225,882)	--	--
Deferred costs	(1,120)	168	(1,539)	84	--

	(227,002)	168	(227,421)	84	--

Cash and cash equivalents, increase
(decrease) during the period	407,651	(20,331)	444,940	(482)	(4,229)
Cash and cash equivalents,
beginning of period	--	427,982	--	408,133	449,169

Cash and cash equivalents,
end of period	$407,651	$407,651	$444,940	$407,651	$444,940

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Statement of Stockholders' Equity
December 31, 2002
(Expressed in US Dollars)
(Unaudited)

				Additional		Retained
	Issued	Number of	Par	Paid-in		Earnings
	Date	Shares	Value	Capital		(Deficit)	Total

Private placement	1/7/1999	1,000,000	$100	$200	$		$300
Balance July, 1999						(1,923)	(1,923)
Net loss for year ended June 30, 2000						(31,139)	(31,139)
Net loss for year ended June 30, 2001						(27,434)	(27,434)
Expenses paid by related parties
on behalf of the Company
Year ended June 30, 2000				23,197			23,197
Year ended June 30, 2001				14,175			14,175

Balance	6/30/2001	1,000,000	100	37,572		(60,496)	(22,824)
Share exchange	10/1/2001	15,697,000	1,570	452,453			454,023

		16,697,000	1,670	490,025		(60,496)	431,199
Net loss for year ended June 30, 2002						(71,421)	(71,421)

		16,697,000	1,670	490,025		(131,917)	359,778
Net profit for six month period ended
December 31, 2002						7,465	7,465

Balance December 31, 2002		16,697,000	$1,670	$490,025		$(124,452)	$367,243

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2002
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

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2002
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2002 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2002
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2002
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Segmented Information

The Company’s identifiable assets as at December 31, 2002 are located in the following countries:

Canada	$85,160
China	727,539

$812,699

Note 3. RELATED PARTY TRANSACTIONS

The total amount due to related parties as at December 31, 2002 is $226,346. This amounts is unsecured, non interest bearing, with no specific terms of repayment.

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

Cost	$225,882

Share of profit – 48% of $190,187
To December 31, 2001	91,290
January 1, 2002 to March 31, 2002
- 48% of $68,471	32,866
April 1, 2002 to June 30, 2002
- 48% of $58,878	28,262
June 1, 2002 to September 30, 2002
- 48% of $64,615	31,015

Booked as deferred income	183,433
Share of loss – October 1, 2002 to
December 31, 2002 – 48% of $76,938	(36,929)

146,504

Equity balance, as at December 31, 2002	$372,386

Yu Xun Chuang Xian Information Development Co. Ltd. owns 52% of the joint venture company by investing $244,706 (Chinese Yuan 2,080,000). The financial statements of Teda Pioneer Technologies Co. Ltd. are not consolidated in these financial statements; see summarized financial data, for the current quarter, below.

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2002
(Unaudited)

Note 4. INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont’d)

TEDA PIONEER TECHNOLOGIES CO. LTD.
Balance Sheet
December 31, 2002
(Unaudited)

In US
Assets	Dollars

Current Assets
Cash and cash equivalents	$70,579
Prepaid expenses	234,029
Accounts receivable, trade	235,888
Inventories	2,168

542,664

Capital assets, at cost	327,095
Less: accumulated depreciation	(18,794)

308,301

$850,965

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$75,162
Advances from costomers
75,162

Shareholders' Equity
Capital stock	470,588
Retained earnings	305,215

775,803

$850,965

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2002
(Unaudited)

Note 4. INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD (cont’d)

TEDA PIONEER TECHNOLOGIES CO. LTD.
Statement of Income
Three Months Ended December 31, 2002
(Unaudited)

In US
Dollars

Revenue	$175,058
Direct Costs	(155,529)

Gross Profit	19,529

General and Administration Costs
Amortization - Fixed assets	3,880
Amortization - Deferred costs	736
Bank charge and interest	(68)
Office costs	3,352
Travel and promotion	2,064
Wages and benefits	29,848

39,812

Loss before income taxes	(20,283)
Income taxes	(56,655)

Net loss for the period	$(76,938)

TEDA PIONEER TECHNOLOGIES CO. LTD.
Statements of Retained Earnings
Three Months Ended\
December 31, 2002
(Unaudited)

Retained earnings, beginning of period	$382,153
Net loss for the period	(76,938)

Retained earnings, end of period	$305,215

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2002
(Unaudited)

Note 5. CONSOLIDATION AND MINORITY INTEREST

At December 31, 2002, the consolidated financial statements of Teda Technologies International Inc. consist of Teda Technologies Inc. and its 90% owned subsidiary, Tianjin Wan Fang Teda Science and Technology Co. Ltd. and disclose an adjusted Minority Interest of $58,707.

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

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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
December 31, 2002
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
December 31, 2002
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