Form 10QSB
period 2003-03-31
TEDA TECHNOLOGIES INTERNATIONAL INC
filed 2003-08-01
CIK 1088212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-QSB

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2003

☐ Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 000-27543

TEDA TECHNOLOGIES INTERNATIONAL INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204680
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1635 Bluejay Place, Coquitlam, BC Canada V3E 3E2
(Address of principal executive offices)

(604) 375-1658
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2003:
16,697,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of the Company for the three and nine-month periods ended March 31, 2003 and March 31, 2002 are appended at the end of this filing. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim periods presented.

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

Teda Pioneer has focused on provision of digital data network (DDN) and commercial broadband Internet services (ADSL), particularly with respect to large commercial buildings that have traditionally been under-serviced in Tianjin. Approximately 70% of Teda Pioneer’s business revenue is the sale and installation of ADSL internet access systems to businesses and individuals in Tianjin. China Netcom and Teda Pioneer are the exclusive marketing entities of ADSL services in Tianjin. Teda Pioneer provides all ADSL installation services in the area, including all sales generated by China Netcom. China Netcom estimates that there are approximately 11,000 such structures in the Tianjin area that could be connected with such technologies. Teda Pioneer also provides web hosting services to approximately 400 customers as well as server parking facilities to an additional 100 clients. Sale of internet access cards (prepaid telecommunications smart cards) accounts for approximately 17% of revenues.

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

Results of operations – comparison of the three and nine-month periods ended March 31, 2003 and March 31, 2002.

The following discussion should be read in conjunction with the accompanying financial statements for the comparable three and nine-month periods ended March 31, 2003 and March 31, 2002 and the Annual Report for the fiscal year ended June 30, 2002 which was filed on Form 10KSB by the Company on November 15, 2002.

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

Gross revenue for the quarter was $11,765.

Net loss for the quarter was $(16,550) after taking into consideration the 10% minority interest of Teda Government in Wan Fang.

General and Administrative Expenses

General and administration expenses were $28,526 for the three-month period ended March 31, 2003 versus $47,468 for the corresponding period in 2002. The decrease was primarily related to a decrease in: travel costs of $12,530, transfer agent fees of $6,949, and office costs of 5,373. Professional fees for the quarter increased to $15,227 as compared to $9,206 for the corresponding period in 2002.

Liquidity and Capital Resources

Cash and cash equivalents balance at the end of the period was $331,955 compared to $447,707 at March 31, 2002. For the period ended March 31, 2003, the Company’s operating activities used net cash of $75,696 compared to an additional of $2,767 in net cash in the comparable period for 2002.

Current assets totaled $358,259 which included $331,955 in cash and cash equivalents, $7,732 in prepaid expenses and $18,572 in accounts receivable. The March 31, 2002 current asset listing totaled $459,835.

Longer-term assets included $373,190 in investment in Teda Pioneer and $1,032 in deferred costs. The March 31, 2002 long term asset listing included $350,038 investment in Teda Pioneer and $1,352 in deferred costs.

Current liabilities totaled $175,984 comprised of $15,165 in accounts payable and $160,819 due to related parties. $58,496 was due to minority interest equity holders. The March 31, 2002 liability listing included $1,514 in accounts payable.

Shareholders equity as at March 31, 2003 totaled $350,693 which included capital stock of $1,670 at par value, $490,025 as additional paid in capital, and $(141,002) as a deficit in retained earnings to date. The March 31, 2002 figures reflected $1,670 in par value capital stock, $490,025 as additional paid in capital and a deficit of $(98,920) to date.

During the quarter, a net total of $(75,696) in cash or cash equivalents was utilized including amounts paid to related parties for the period of $65,527.

Gross revenue for the nine month period was $69,412.

Net loss for the nine month period was $9,085 after taking into consideration the 10% minority interest of Teda Government in Wan Fang.

General and Administrative Expenses

General and administration expenses were $71,923 for the nine-month period ended March 31, 2003 versus $92,305 for the corresponding period in 2002. The decrease was primarily related to decreased costs for professional fees, travel and promotion and transfer agent fees.

Costs included office costs of $46,019 and travel/promotion costs of $5,809. Professional fees for the nine month period were $19,076 as compared to $37,732 for the corresponding period in 2002.

Liquidity and Capital Resources

For the nine month period ended March 31, 2003, the Company’s operating activities used net cash of $96,027 compared to an addition of $447,707 in the comparable period for 2002.

Financing activities during the nine month period included an amount of $75,406 applied to “Due to Related Parties”.

Investment activities during the nine month period were nil.

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

ITEM 2. CHANGES IN SECURITIES

Nil

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB.

Financial statements for the period ended March 31, 2003.
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Chief Financial Officer

(b)	Filings on Form 8-K during the quarter. - none -

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TECHNOLOGIES INTERNATIONAL INC.

Date: August 1, 2003

By: /s/ Jun Zhou
 Jun Zhou, President

By: /s/ Peng Chen
Peng Chen, Secretary

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604) 662-8899
701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Stockholders
Teda Technologies International, Inc.
(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheet of Teda Technologies International, Inc. (A Nevada Corporation) as of March 31, 2003, and the Consolidated Statements of Operations, Cash Flows, and Changes in Stockholders’ Equity for the nine month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of the management of Teda Technologies International, Inc.

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

“Moen and Company”

Chartered Accountants

Vancouver, British Columbia, Canada
June 18, 2003

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Balance Sheet
March 31, 2003
(Expressed in US Dollars)
(Unaudited)
(With Comparative Figures at March 31, 2002)

	2003	2002

Assets
Current Assets
Cash and cash equivalents (Note 3)	$331,955	$447,707
Accounts receivable	18,572	4,396
Prepaid expenses	7,732	7,732

	358,259	459,835
Investment in Teda Pioneer Technologies Co. Ltd. at equity (Notes 5)	373,190	350,038
Deferred costs	1,032	1,352

	$732,481	$811,225

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$15,165	$1,514
Due to related parties (Note 4)	160,819	239,225

	175,984	240,739
Minority interest (Note 6)	58,496	53,555
Deferred Liability (Note 5)
Deferred income	147,308	124,156

	381,788	418,450

Shareholders' Equity
Capital stock
par value	1,670	1,670
additional paid in capital	490,025	490,025
Retained earnings (deficit)	(141,002)	(98,920)

	350,693	392,775

	$732,481	$811,225

Approved on behalf of the board:

"Jun Zhou"        , Director

"Peng Chen"     , Director

"Steve Dadson" , Director

"Richard Wang" , Director

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Consolidated Statement of Operations
(Expressed in US Dollars)
(Unaudited)

	Cumulative From
	Inception Date			Nine Months
	of July 19, 2000	Quarter Ended		Ended

	to March 31,	March 31,		March 31,
	2003	2003	2002	2003	2002

Revenue
Interest income	$72,234	$11,765	$--	$69,412	$--

General and Administration Costs
Bank charges and interest	409	37	66	63	245
Amortization of deferred costs	88	18	19	50	19
Investor relations and
investor communications	7,500	--	--	--	7,500
Licences, dues	684	--	81	--	81
Office costs	84,175	12,984	18,357	46,019	23,729
Professional fees	77,584	15,227	9,206	19,076	37,732
Transfer agent and filing fees	11,060	260	7,209	905	8,579
Travel and promotion	28,364	--	12,530	5,809	14,420

	209,864	28,526	47,468	71,923	92,305

Net profit (loss) from operations	(137,630)	(16,761)	(47,468)	(2,511)	(92,305)
Minority interest	(3,372)	211	1,569	(6,574)	1,569

Net profit (loss) for the period	$(141,002)	$(16,550)	$(45,899)	$(9,085)	$(90,736)

Basic and diluted earnings (loss)
per common share	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
shares outstanding	16,697,000	16,697,000	16,697,000	16,697,000	16,697,000

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Statements of Retained Earnings
(Expressed in US Dollars)
(Unaudited)

	Cumulative From
	Inception Date			Nine Months
	of July 19, 2000	Quarter Ended		Ended
	to March 31,	March 31,		March 31,

	2003	2003	2002	2003	2002

Profit (loss) for the period	$(141,002)	$(16,550)	$(45,899)	$(9,085)	$(90,736)
Retained earnings (deficit),
beginning of period	--	(124,452)	(53,021)	(131,917)	(8,184)

Retained earnings (deficit), See
end of period	$(141,002)	$(141,002)	$(98,920)	$(141,002)	$(98,920)

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Cumulative From
	Inception Date				Nine Months
	of July 19, 2000	Quarter Ended			Ended
	to March 31,	March 31,			March 31,

	2003	2003	2002		2003	2002

Cash derived from (applied to)
Operating activities
Net profit (loss) for the period	$(141,002)	$(16,550)	$(45,899)		$(9,085)	$(90,736)
Amortization of deferred costs	88	18	19		50	19
Changes in non-cash working capital items
Accounts receivable	(18,572)	5,308	(4,396)		(14,176)	(4,396)
Prepaid expenses	(7,732)	--	--		--	(2,732)
Accounts payable increase	15,165	1,266	(8,911)		(4,152)	(6,353)

	(152,053)	(9,958)	(59,187)		(27,363)	(104,198)

Financing activities
Capital stock	491,695	--	--		--	506,335
Minority interest in
consolidated net assets	58,496	(211)	(1,569)		6,574	53,555
Due to related parties	160,819	(65,527)	63,355		(75,406)	219,268

	711,010	(65,738)	61,786		(68,832)	779,158

Investing activities
Investment in Teda Pioneer
Technologies Co., Ltd.	(225,882)	--	--	--		(225,882)
Deferred costs	(1,120)	--	168		168	(1,371)

	(227,002)	--	168		168	(227,253)

Cash and cash equivalents,
increase (decrease) during the period	331,955	(75,696)	2,767		(96,027)	447,707
Cash and cash equivalents,
beginning of period	--	407,651	444,940		427,982	--

Cash and cash equivalents,
end of period	$331,955	$331,955	$447,707		$331,955	$447,707

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
(A Nevada Corporation)
Statement of Stockholders' Equity
March 31, 2003
(Expressed in US Dollars)
(Unaudited)

				Additional	Retained
	Issued	Number of	Par	Paid-in	Earnings
	Date	Shares	Value	Capital	(Deficit)	Total

Private placement	1/7/99	1,000,000	$100	$200	$--	$300
Balance July, 1999		--	--	--	(1,923)	(1,923)
Net loss for year ended June 30, 2000					(31,139)	(31,139)
Net loss for year ended June 30, 2001					(27,434)	(27,434)
Expenses paid by related parties
on behalf of the Company
Year ended June 30, 2000				23,197	--	23,197
Year ended June 30, 2001				14,175	--	14,175

Balance	6/30/2001	1,000,000	100	37,572	(60,496)	(22,824)
Share exchange	10/1/2001	15,697,000	1,570	452,453	--	454,023

		16,697,000	1,670	490,025	(60,496)	431,199
Net loss for year ended June 30, 2002					(71,421)	(71,421)

		16,697,000	1,670	490,025	(131,917)	359,778
Net loss for nine months period ended
March 31, 2003					(9,085)	(9,085)

Balance March 31, 2003		16,697,000	$1,670	$490,025	$(141,002)	$350,693

See Accompanying Notes and Independent Accountants' Review Report

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on July 25, 1997, as Express Investments Associates, Inc., with an inception date of July 19, 2000, and on November 21, 2000, changed its name to Teda Technologies International, Inc.

Pursuant to the terms of the share exchange which was effective as of October 1, 2001, the Company acquired all of the issued and outstanding stock of the Teda Technologies Inc. (“TTC”) in exchange for the issuance of 15,697,000 shares of its authorized but previously unissued shares of common stock, and Teda Technologies Inc., thereby became a wholly owned subsidiary of Teda Technologies International, Inc. TTC is a Canadian company incorporated in the Province of British Columbia, Canada, which owns 90% of the issued and outstanding shares of TianJin Wang Fang Teda Science and Technology Co. Ltd., the latter of which is incorporated in TianJin, China.

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
March 31, 2003
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

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair values of amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2003
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

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Segmented Information The Company’s identifiable assets as are located in the following countries:

	March 31

	2003	2002

Canada	$14,534	$158,331
China	717,947	652,894

	$732,481	$811,225

Note 3.	RELATED PARTY TRANSACTIONS

The total amount due to related parties as at March 31, 2003 is $160,819. This amounts is unsecured, non interest bearing, with no specific terms of repayment.

Note 4.	INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD.

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

Cost	$225,882

Share of profit (loss)
Share of profit
To December 31, 2001– 48% of $190,187	91,290
January 1, 2002 to March 31, 2002
– 48% of $68,471	32,866

Deferred income to March 31, 2002	124,156
April 1, 2002 to June 30, 2002
– 48% of $58,878	28,262
June 1, 2002 to September 30, 2002
– 48% of $64,615	31,015

183,433
Share of loss
– October 1, 2002 to December 31, 2002
– 48% of $76,938	(36,929)
Share of profit
– December 31, 2002 to March 31, 2003
– 48% of $1,675	804

Deferred income – March 31, 2003	147,308

Equity balance, as at March 31, 2003	$373,190

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 4.	INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD.

Yu Xun Chuang Xian Information Development Co. Ltd. owns 52% of the joint venture company by investing $244,706 (Chinese Yuan 2,080,000). The financial statements of Teda Pioneer Technologies Co. Ltd. are not consolidated in these financial statements; see summarized financial data below, for the current quarter.

TEDA PIONEER TECHNOLOGIES CO., LTD.
Balance Sheet
March 31, 2003
(Unaudited)

	In Chinese	In US
	RMB	Dollars

		@=1:8.5
Assets
Current Assets
Cash and cash equivalents	$620,718	$73,026
Accounts receivable, trade	2,099,617	247,014
Inventories	70,717	8,320
Prepaid expenses	1,428,313	168,036

	4,219,365	496,396

Fixed assets, at cost	2,774,053	326,359
Less: accumulated depreciation	(192,725)	(22,674)

	2,581,329	303,685

	$6,800,694	$800,081

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$192,130	$22,604

Shareholders' Equity
Capital stock	4,000,000	470,588
Retained earnings	2,608,564	306,889

	6,608,564	777,477

	$6,800,694	$800,081

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 4.	INVESTMENT IN TEDA PIONEER TECHNOLOGIES CO., LTD.

TEDA PIONEER TECHNOLOGIES CO., INC.
Statement of Income
Three Months ended March 31, 2003
(Unaudited)

	In Chinese	In US
	RMB	Dollars

Revenue	$1,298,003	$152,706
Direct Costs	867,346	102,041

Gross Profit	430,657	50,665

General and Administration Costs
Amortization - Fixed assets	32,981	3,880
Amortization - Deferred costs	6,252	736
Office costs	40,830	4,804
Travel and promotion	31,151	3,664
Wages and benefits	305,203	35,906

	416,417	48,990

Net profit for the period	$14,240	$1,675

TEDA PIONEER TECHNOLOGIES CO., INC.
Statements of Retained Earnings
Three Months ended March 31, 2003
(Unaudited)

	In Chinese	In US
	RMB	Dollars

Net Profit for the period	$14,241	$1,675
Retained earnings, beginning of period	2,594,323	305,214

Retained earnings, end of period	$2,608,564	$306,889

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 5.	CONSOLIDATION AND MINORITY INTEREST

At March 31, 2003, the consolidated financial statements of Teda Technologies International Inc. consist of Teda Technologies Inc. and its 90% owned subsidiary, Tianjin Wan Fang Teda Science and Technology Co. Ltd. and disclose an adjusted Minority Interest of $58,496.

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

The Company does not have liabilities as at March 31, 2003, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 8.	OPTION AGREEMENT (cont’d)

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

TEDA TECHNOLOGIES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 8.	OPTION AGREEMENT (cont’d)

6.      Conditions

Pioneer agrees that during the currency of this agreement TTC will not offer any of its equity nor rights to its profits similar to the PSA to any other party.

7.      The Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective administrators and successors.